Form 10-Q
period 2021-06-30
LINKBANCORP, Inc.
filed 2021-10-18
CIK 1756701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number 333-255908

LINKBANCORP, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	82-5130531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3045 Market Street Camp Hill, PA 17011 (Address of principal executive offices)
Registrant’s telephone number, including area code: (855)
569-2265
Former name, former address, and former fiscal year, if changed since last report: NA

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☐
    No
☒
.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has ele
c
ted not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.)    Yes  ☐    No  ☒.
Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 9,814,447 shares as of October 15, 2021.

LINKBANCORP, Inc.
FORM
10-Q

1

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
LINKBANCORP, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
(In Thousands, except share data)
ASSETS

Noninterest-bearing cash equivalents	$2,117	$767
Interest-bearing deposits with other institutions	29,332	8,235

Cash and cash equivalents	31,449	9,002
Securities available for sale, at fair value	3,398	79,205
Loans receivable, net of allowance for loan losses of $4,800 at June 30 , 2021, and $4,177 at December 31, 2020	409,427	323,214
Investments in restricted bank stock	1,039	2,615
Premises and equipment, net	1,771	1,386
Right-to-Use Asset – Premises	4,428	—
Bank-owned life insurance	4,756	4,688
Goodwill and other intangible assets	1,357	1,371
Deferred tax asset	3,033	98
Accrued interest receivable and o t her assets	3,772	2,527

TOTAL ASSETS	$464,430	$424,106

LIABILITIES
Deposits:
Demand, noninterest bearing	$74,303	$42,374
Interest bearing	297,750	240,680

Total deposits	372,053	283,054

Short-Term Borrowings	—	41,667
Other Borrowings	23,087	37,315
Subordinated Debt	19,973	19,970
Operating Lease Liabilities	4,428	—
Accrued interest payable and other liabilities	1,412	1,766

TOTAL LIABILITIES	420,953	383,772

SHAREHOLDERS’ EQUITY
Common stock ($0.01 par value; 25,000,000 shares authorized; 4,968,089 and 4,967,089 shares issued and outstanding at June 30 , 2021 and December 31, 2020)	50	50
Surplus	50,567	50,516
Accumulated deficit	(7,207)	(10,374)
Accumulated other comprehensive income	67	142
TOTAL SHAREHOLDERS’ EQUITY	43,477	40,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$464,430	$424,106

See accompanying notes to the
unaudited
consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In Thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$4,367	$3,815	$8,097	$5,981
Other	31	52	66	201

Total interest and dividend income	4,398	3,867	8,163	6,182
INTEREST EXPENSE
Deposits	365	832	783	1,801
Short-term Borrowings	8	—	10	1
Other Borrowings	61	102	74	102
Subordinated Debt	254	—	505	—

Total interest expense	688	934	1,372	1,904

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	3,710	2,933	6,791	4,278
Provision for loan losses	410	115	617	2,065

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,300	2,818	6,174	2,213

NONINTEREST INCOME
Service charges on deposit accounts	36	13	64	25
Bank-owned life insurance	34	36	68	73
Other	89	71	137	99

Total noninterest income	159	120	269	197
NONINTEREST EXPENSE
Salaries and employee benefits	1,840	1,639	3,746	2,937
Occupancy	200	226	403	422
Equipment and data processing	277	197	493	382
Professional fees	98	123	201	238
FDIC insurance	41	107	63	161
Bank Shares Tax	88	57	177	114
Advertising	103	13	180	33
Merger Related Expenses	129	—	560	—
Other	228	137	406	281

Total noninterest expense	3,004	2,499	6,229	4,568

Income (Loss) before income tax (benefit) expense	455	439	214	(2,158)
Income tax (benefit) expense	53	—	(2,953)	—

NET INCOME (LOSS)	$402	$439	$3,167	$(2,158)

EARNINGS (LOSS) PER SHARE, BASIC	$0.08	$0.10	$0.64	$(0.47)

EARNINGS (LOSS) PER SHARE, DILUTED	$0.08	$0.09	$0.60	$(0.47)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	4,968,089	4,545,297	4,967,780	4,545,297
DILUTED	5,290,002	4,621,230	5,257,216	4,545,297
See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In Thousands)
Net income (loss)	$402	$439	$3,167	$(2,158)
Components of other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	(33)	57	(95)	133
Tax effect	7	—	20	—

Total other comprehensive income (loss)	(26)	57	(75)	133

Total comprehensive income (loss)	$376	$496	$3,092	$(2,025)

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, March 31, 2021	4,968,089	$50	$50,547	$(7,609)	$93	$43,081

Net income	—	—	—	402	—	402
Stock-based compensation	—	—	20	—	—	20
Other comprehensive loss	—	—	—	—	(26)	(26)

Balance, June 30, 2021	4,968,089	$50	$50,567	$(7,207)	$67	$43,477

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2020	4,545,297	$45	$45,470	$(11,207)	$65	$34,373

Net income	—	—	—	439	—	439
Stock-based compensation	—	—	21	—	—	21
Other comprehensive income	—	—	—	—	57	57

Balance, June 30, 2020	4,545,297	$45	$45,491	$(10,768)	$122	$34,890

See accompanying notes to the unaudited consolidated financial statements

LINKBANCORP, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	4,967,089	$50	$50,516	$(10,374)	$142	$40,334
Proceeds from exercise of stock options	1,000	—	10	—	—	10
Net income	—	—	—	3,167	—	3,167
Stock-based compensation	—	—	41	—	—	41
Other comprehensive loss	—	—	—	—	(75)	(75)

Balance, June 30, 2021	4,968,089	$50	$50,567	$(7,207)	$67	$43,477

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	4,545,297	$45	$45,449	$(8,610)	$(11)	$36,873
Proceeds from issuance of common stock	—	—	—	—	—	—
Net loss	—	—	—	(2,158)	—	(2,158)
Stock-based compensation	—	—	42	—	—	42
Other comprehensive income	—	—	—	—	133	133

Balance, June 30, 2020	4,545,297	$45	$45,491	$(10,768)	$122	$34,890

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary
Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2021	2020
OPERATING ACTIVITIES	Unaudited
Net income (loss)	$3,167	$(2,158)
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	617	2,065
Depreciation	123	127
Amortization of intangible assets	14	16
Amortization of premiums and discounts on investment securities, net	23	13
Share-based compensation	41	42
Amortization of premiums on purchased loans	27	11
Bank-owned life insurance income	(68)	(73)
Deferred tax benefit	(3,044)	—
Change in accrued interest receivable and other assets	(1,153)	(740)
Change in accrued interest payable and other liabilities	(351)	120

Net cash used for operating activities	(604)	(577)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from calls and maturities	75,000	47,000
Proceeds from principal repayments	726	1,048
Purchases	—	(10,171)
Purchase of restricted investment in bank stocks	(1,341)	(906)
Redemption of restricted investment in bank stocks	2,917	—
Increase in loans, net	(86,857)	(119,750)
Purchase of premises and equipment	(508)	(235)

Net cash used for investing activities	(10,063)	(83,014)

FINANCING ACTIVITIES
Increase in deposits, net	88,999	28,111
Change in Short-term borrowings, net	(41,667)	(6,914)
Proceeds from Long-term borrowings	—	86,404
Repayments of Long-term borrowings	(14,228)	—
Proceeds from exercise of stock options	10	—

Net cash provided by financing activities	33,114	107,601

Increase in cash and cash equivalents	22,447	24,010
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,002	11,210

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,449	$35,220

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,705	$1,882
Income taxes	$—	$—
Non-Cash activities :
Right of Use asset	$4,495	$—
Operating lease liability	$4,495	$—
See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting and reporting policies applied in the prese
n
tation of the accompanying consolidated financial statements follows:
Nature of Operations and Basis of Presentation
LINKBANCORP, Inc. (the “Company”) was incorporated on April 6, 2018, under the laws of the Commonwealth of Pennsylvania. The Company was formed with the intent of becoming a bank holding company through acquisition of a bank.
On September 17, 2018, the Pennsylvania Department of Banking and Securities (PADOBS) approved the acquisition of 100 percent of the shares of Stonebridge Bank, subject to recapitalization of the Bank and continued compliance with capital ratios outlined in Note 12. On October 5, 2018, LINKBANCORP, Inc. purchased 100 percent of the outstanding shares of Stonebridge Bank, from its former parent company Stonebridge Financial Corp. under section 363 of the Bankruptcy Code. LINKBANCORP subsequently renamed the bank LINKBANK (the “Bank”). The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its three Solution Centers in Camp Hill, West Chester, and Lancaster, Pennsylvania. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities (the PADOBS) and the Federal Deposit Insurance Corporation (the FDIC). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.
Basis of Presentation
The accompanying

consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. The following summarized the more significant of these policies and practices.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, and the valuation of deferred tax assets.
Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company’s definitive prospectus dated August 12, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 12, 2021.
Acquisition Method of Accounting
The Company accounts for acquisitions using the acquisition method of accounting. The acquisition method of accounting requires the Company to estimate the fair value of the tangible assets and identifiable intangible assets acquired and liabilities assumed. The estimated fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. Accounting
for business combination under GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for loan losses. Uncertainties relating to the expected future cash flows are reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Company will establish loan loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition Method of Accounting
(Continued)
For business acquisitions, whereby the Company acquires loans that have shown evidence of credit deterioration since origination, the Company will classify these loans as purchased credit-impaired (“PCI”) loans. The Company will determine which loans will be classified as PCI loans based on borrower payment history, past due status, loan credit grading, value of underlying collateral and other factors that affect the collectability of contractual cash flows. Under GAAP, purchasers are permitted to individually evaluate or collectively aggregate PCI loans into pools. PCI loans acquired in the same fiscal quarter may be assembled into one or more pools with common risk characteristics. Once pooled, a single composite interest rate is used to determine aggregate expected cash flows for each respective pool. PCI loans are recorded on the acquisition date at fair value. The Company estimates the amount and timing of expected cash flows for each individually analyzed loan. Estimated cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan.
On a quarterly basis, the Company will update the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the loan’s effective interest rate. Impairments that occur after the acquisition date are recognized through the allowance for loan losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the PCI portfolio.
Goodwill and Core Deposit Intangible
Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the acquisition. GAAP requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances and written down when impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to income. Core deposit intangible assets (“CDI”) are initially measure at fair value and then amortized over the expected life on an accelerated basis using projected decay rates of the underlying core deposits. The principal factors considered when valuing the CDI consist of the following: (1) the rate and maturity structure of the interest-bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment, and (4) estimated noninterest income potential of the acquired relationship. The CDI is evaluated periodically for impairment.
Goodwill and other intangible assets are reviewed for impairment annually as of December 31 and between annual tests when events and circumstances indicate that impairment may have occurred. If there is a goodwill impairment charge, it will be the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same one-step
impairment test is applied to goodwill at all reporting units.
The determination of the fair value of the Company incorporates assumptions that marketplace participants would use in their estimates of fair value of the Company in a change of control transaction, as prescribed by ASC Topic
820
.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Core Deposit Intangible
(Continued)
To arrive at a conclusion of fair value, we utilize both the Income and Ma
r
ket Approach and then apply weighting factors to each result. Weighting factors represent our best business judgment of the weightings a market participant would utilize in arriving at a fair value for the Company. In performing our analyses, we also made numerous assumptions with respect to industry performance, business, economic and market conditions, and various other matters, many of which cannot be predicted and are beyond our control. With respect to financial projections, projections reflect the best currently available estimates and judgments as to the expected future financial performance of the Company.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Generally, federal funds are purchased and sold for one-day
periods. Short-term investments include interest bearing-deposits with banks with an original maturity of less than 90 days.
Investment Securities
Available for sale – Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair values of securities available for sale are determined by using Level 2 fair value measures calculated through the use of matrix pricing. Matrix pricing is a common mathematical technique that does not rely exclusively on quoted market prices for specific securities but rather utilizes the security’s relationship to other benchmark quoted prices in determining fair value. The Company uses independent service providers to calculate our Level 2 fair value measures. Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of other comprehensive income until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold on the trade date. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in th
e
fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.
The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, construction and land development, and commercial real estate. Consumer loans consist of the following classes: residential real estate, home equity, and other consumer.
Loan origination fees are deferred, and certain direct origination costs are capitalized. The net amounts are deferred and are recognized as an adjustment of the yield of the related loan
The accrual of interest on all portfolio classes, including troubled debt restructurings, is discontinued at the time the loan is more than ninety days delinquent unless the loan is well collateralized and in process of collection. Nonaccrual loans are reviewed for charge-off
if more than ninety-days past due, except for residential loans and consumer loans. Residential loans are reviewed at 180 days and consumer loans are reviewed at 120 days past due. In all cases, loans are placed on nonaccrual or charged-off
at an earlier date if collection of principal or interest is considered unlikely.
All interest accrued but not collected for loans placed on nonaccrual or charged-off
is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. In addition, a loan should be in accordance with the contractual terms for a reasonable period, usually requiring a payment history of six months.
Allowance for Loan

Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no material changes in the Bank’s accounting policies or methodology related to the allowance for loan losses during the three months ended and six months ended June 30, 2021.
The allowance for loan losses is evaluated on a quarterly basis by management and is ba
s
ed upon management’s periodic review of the collectability of the loans considering historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses
(continued)
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.
The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding sixteen quarters. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer, and business spending as a result of un
e
mployment and reduced credit availability and lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (a) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (b) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (c) changes in levels or trends in charge-offs and recoveries; (d) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (e) changes in the nature and volume of the loan portfolio and terms of loans; (f) changes in lending policies and procedures, risk selection and underwriting standards; (g) changes in the experience, ability and depth of lending management and other relevant staff; (h) quality of loan review; (i) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. The Company uses peer data when they have insufficient history to use their own loss data. The peer group is made up of various Bank’s with similar size and geographical location to obtain comparable data.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case
basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan
basis for commercial, commercial real estate, and residential mortgage loan segments by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.
Investment in Restricted Stock, at Cost
The Company holds restricted stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Atlantic Community
Bancshares, Inc.
(“ACBB”) which is carried at cost. The Company holds $24,000 of ACBB stock at
June 30
, 2021 and December 31, 2020, respectively. The Company holds $1,015,000 and $2,591,000 of FHLB stock at
June 30
, 2021 and December 31, 2020, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in
Restricted
Stock, at Cost
(Continued)
amount and the length of time this situation has persisted; (b) commitments by the
FHLB
to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.
Bank-Owned Life Insurance
The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest
income in the Consolidated Statement of Operations, net of expenses.
Premises and Equipment
Leasehold improvements and furniture and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets. Estimate useful lives for furniture and equipment from three to ten years; leasehold improvements are amortized over the lease term or estimated life of the improvement, if shorter.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control of the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Income Taxes
The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not
recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not
recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Bank recognizes interest and penalties on income taxes as a component of income tax expense.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off-balance
Sheet Financial Instruments
In the ordinary course of business, the Bank has entered into off-bala
n
ce
sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.
Share-based

Compensation
The Bank follows the provisions of ASC
718-10,
Compensation – Stock Compensation. This standard requires the Bank to recognize the cost of employee and organizer services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. The cost will be recognized over the period during which the employee or organizer is required to provide service in exchange for the award.
The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employee’s service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the fair value of the Company’s common stock as the date of grant is used for restricted stock awards.
Stock Warrants
The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening
expenses. The organizers’ warrants are
non-voting
and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of
June 30
, 2021 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.
Based on the contractual terms, the warrants do not fall within the scope of ASC
480-10,
Distinguishing Liabilities from Equity
, and they meet the requirements within ASC 815,
Derivatives and Hedging
, to be classified within shareholders’ equity. The fair value of these shares upon issuance using the Black-Scholes model was zero, based on the fair value for the stock on the date of grant.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
Basic earnings per share (EPS) represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.
The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$402	$439	$3,167	$(2,158)
Basic weighted average common shares outstanding	4,968,089	4,545,297	4,967,780	4,545,297
Net effect of dilutive stock options and warrants	321,913	75,933	289,436	—

Diluted weighted average common shares outstanding	5,290,002	4,621,230	5,257,216	4,545,297

Net income per common share:
Basic	$0.08	$0.10	$0.64	$(0.47)
Diluted	$0.08	$0.09	$0.60	$(0.47)
The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

There were no anti-dilutive securities in 2021.

Six Months Ended June 30, 2020

Warrants	$1,537,484
Share-based compensation awards	74,800

Total anti-dilutive securities	$1,612,284
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) iss
u
ed ASU
2016-02,
Leases (Topic 842)
. The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. The Company adopted this standard as of January 1, 2021. Additionally, in July 2018, the
FASB
issued ASU
2018-11,
Leases (Topic 842)
, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU
2016-02
in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU
2016-02
and its related amendments as of January 1, 2021, which

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements (Continued)

resulted in the recognition of
right-of-use
assets totaling $3.8 million, as well as le
a
se liabilities totaling $3.8 million. The Company elected to adopt the transition relief provisions from ASU
2018-11
and recorded the imp
a
ct of adoption as of January 1, 2021, without restating any prior-year amounts or disclosures. There was no cumulative effect adjustment to the opening balance of retained earnings required.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments
, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC
filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time
cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time
adjustment or the overall impact of the new guidance on the consolidated financial statements.
In January 2021, the FASB issued ASU
2021-01,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,
which added to ASU
2020-04
on optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity
debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company has identified our loan receivables that have an interest rate indexed to LIBOR and is currently assessing the appropriate transition path. As such, the Company does not have an estimate of the financial impact of this update but does not expect the impact to be material to the financial statements of the Company.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

2.	INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	June 30, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$—	$—
Mortgage backed securities, residential	3,313	85	—	3,398

Total available-for-sale securities	$3,313	$85	$—	$3,398

	December 31, 2020
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. treasury securities	$75,000	$—	$(1)	$74,999
Mortgage backed securities, residential	4,063	143	—	4,206

Total available-for-sale securities	$79,063	$143	$(1)	$79,205

The investments in U.S. treasury securities at December 31, 2020 are made of up two U.S. treasury securities that have been in a continuous loss position for less than 12 months. The unrealized loss position relates principally to changes in interest rates subsequent to the acquisition of the securities. The securities were made up of U.S. treasuries and management believe there is no credit risk and therefore, no other-than-temporary impairment.
All mortgage-backed security investments are government sponsored enterprises (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantee the timely payment of principal on acquisition of the specific securities.
Amortized cost and fair value by contractual maturity, where applicable, are shown below.

Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

(In Thousands)	June 30, 2021
	Amortized Cost	Fair Value
Available for Sale:
1 year or less	$—	$—
Mortgage-backed securities, residential	3,313	3,398

	$3,313	$3,398

(In Thousands)	December 31, 2020
	Amortized Cost	Fair Value
Available for Sale:
1 year or less	$75,000	$74,999
Mortgage-backed securities, residential	4,063	4,206

	$79,063	$79,205

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

3.	LOANS RECEIVABLE
The portfolio segments and classes of loans are as follows:

(In Thousands)	June 30 , 2021	December 31, 2020
Commercial and industrial	$129,835	$101,370
Construction and land development	25,177	20,935
Real estate - commercial	193,488	145,800
Real estate - residential	41,891	37,302
Real estate - home equity	21,987	20,218
Consumer	3,429	2,622

	415,807	328,247
Less:
Deferred fees	(1,580)	(856)
Allowance for loan losses	(4,800)	(4,177)

Total	$409,427	$323,214

The Company originates

commercial, residential, and consumer loans wit
h
in its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate.
Since April 2020, the Company has participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of
COVID-19
to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the
COVID-19
emergency. As of
June 30
, 2021
,
and December 31, 2020, the Company had outstanding principal balances of $63,358 and $40,953, respectively
.
The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial and
Industrial
category.
In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $5.0 million in fees associated with the processing of these loans. For the three months ended June 30, 2021 and 2020, the Company recognized $545 and $1,417 in fees relating to PPP loans, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized $1,401 and $1,417 in fees relating to PPP loans, respectively. These fees are deferred upon receipt are amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC
310-20-25-2.

4.	ALLOWANCE FOR LOAN LOSSES
The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and, therefore, no further disaggregation is considered necessary. The Company’s loan portfolio consists primarily of real estate loans on commercial and, to a lesser extent residential property. The portfolio also includes commercial loans, and consumer loans.
The Company’s primary lending activity is the origination of commercial loans extended to small and mid-sized
commercial and industrial entities.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES ( C ontinued)

Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.
Construction and Land loans are to finance the construction of owner-occupied and income producing properties. These loans are categorized as construction loans during the construction period, later converting to commercial or one-to-four family
residential loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Construction loan funds are disbursed periodically based on the percentage of construction or development completed. The Company carefully monitors these loans with on-site inspections
and requires the receipt of lien waivers on funds advanced. The Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale
information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.
The Company’s commercial real estate loans consist of mortgage loans secured by nonresidential real estate, such as by apartment buildings, small office buildings, and owner-occupied properties. Commercial real estate loans are secured by the subject property and are underwritten based on loan to value limits, cash flow coverage and general creditworthiness of the obligors. These loans tend to involve larger loan balances and their repayment is typically dependent upon the successful operation and management of the underlying real estate.
Residential real estate loans are underwritten based on the borrower’s repayment capacity and source, value of the underlying property, credit history and stability. These loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property).
Home equity loans consists of either revolving line of credit, term, or second mortgage loans secured by one-to-four family
residential real estate. These loans are secured by a first or second lien on the borrower’s residence. There are minimum credit score standards, loan-to-value,
and other credit requirements. Home equity lines of credit are variable rate based on an index of Wall Street Journal prime rate with a margin.
The consumer loan portfolio consists of lending in the form of home equity loans secured by financed property and personal consumer loans, which may be secured or unsecured.
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: agriculture loans, commercial real estate loans, commercial loans, residential real estate loans, consumer loans, and municipal loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a four-year period for all portfolio segments.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Certain qualitative factors are then added to the historical allocation perce
n
tage to get the adjusted factor to be applied to
non-classified
loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies

•	Trends in volume and terms

•	Changes in collateral

•	Changes in management and lending staff

•	Economic trends

•	Concentrations of credit

•	Changes in lending policies

•	External factors

•	Changes in underwriting process

•	Trends in credit quality ratings
These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at
June 30
, 2021 and December 31, 2020.
The following table summarizes the activity in the allowance for loan losses by loan class for the three-month periods ended
June 30
, 2021 and 2020.
(in thousands)

	Commercial and Industrial	Construction and Land Development	Real Estate Commercial	Real Estate Residential	Real Estate Home Equity	Consumer Other	Unallocated	Total
	For the Three Months Ended June 30, 2021
Allowance for loan losses:

Beginning balance	$901	$408	$2,343	$484	$219	$31	$—	$4,386
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	—	—	2	—	—	—	4
Provision	73	84	177	24	36	16	—	410

Ending balance	$976	$492	$2,520	$510	$255	$47	$—	$4,800

	For the Three Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$904	$226	$1,638	$526	$103	$76	$171	$3,644
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	—	—	3	—	—	—	5
Provision	32	100	127	(32)	(6)	(62)	(44)	115

Ending balance	$940	326	$1,765	$497	$97	$14	$127	$3,766

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the activity in the allowance for loan losses by loan class for the six month periods ended June 30, 2021 and 2020.
(in thousands)

	Commercial and Industrial	Construction and Land Development	Real Estate Commercial	Real Estate Residential	Real Estate Home Equity	Consumer Other	Unallocated	Total
	For the Six Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$1,002	$397	$2,082	$418	$242	$35	$1	$4,177
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	3	—	—	3	—	—	—	6
Provision	(29)	95	438	89	13	12	(1)	617

Ending balance	$976	$492	$2,520	$510	$255	$47	$—	$4,800

	For the Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$623	$170	$598	$214	$45	$9	$30	$1,689
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	—	6	—	—	—	12
Provision	311	156	1,167	277	52	5	97	2,065

Ending balance	$940	326	$1,765	$497	$97	$14	$127	$3,766

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at June 30, 2021 and December 31, 2020.
(in thousands)

	Commercial and Industrial	Construction and Land Development	Real Estate Commercial	Real Estate Residential	Real Estate Home Equity	Consumer Other	Unallocated	Total
	As of June 30, 2021
Allowance for loan losses:
Ending balance	$976	$492	$2,520	$510	$255	$47	$—	$4,800

Ending balance: individually evaluated for impairment	$45	$—	$37	$17	$—	$3	$—	$102

Ending balance: collectively evaluated for impairment	$931	$492	$2,483	$493	$255	$44	$—	$4,698

Loans:
Ending balance	$129,835	$25,177	$193,488	$41,891	$21,987	$3,429		$415,807

Ending balance: individually evaluated for impairment	$950	$—	$4,916	$823	$—	3		$6,692

Ending balance: collectively evaluated for impairment	$128,885	$25,177	$188,572	$41,068	$21,987	$3,426		$409,115

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

	Commercial and Industrial	Construction and Land Development	Real Estate Commercial	Real Estate Residential	Real Estate Home Equity	Consumer Other	Unallocated	Total

	As of December 31, 2020
Allowance for loan losses:
Ending balance	$1,002	$397	$2,082	$418	$242	$35	$1	$4,177

Ending balance: individually evaluated for impairment	$111	$—	$—	$18	$—	3	—	$132

Ending balance: colle c tively evaluated for impairment	$891	$397	$2,082	$400	$242	32	1	$4,045

Loans:
Ending balance	$101,370	$20,935	$145,800	$37,302	$20,218	$2,622		$328,247

Ending balance: individually evaluated for impairment	$1,081	$—	$230	$331	$—	$3		$1,645

Ending balance: collectively evaluated for impairment	$100,289	$20,935	$145,570	$36,971	$20,218	$2,619		$326,602

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information
The following tables represent credit exposures by internally assigned gr
a
des as of
June 30
, 2021 and December 31, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.
The Company’s internally assigned grades are as follows:
Pass – loans that are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are four sub-grades
within the Pass category to further distinguish the loan.
Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
Doubtful – loans classified as Doubtful have all the weaknesses inherent in a Substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
Loss – loans classified as a Loss are considered uncollectible and are immediately charged against allowances.
The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of
June 30
, 2021 and December 31, 2020:

(In Thousands)		Special Mention
As of June 30 , 2021	Pass		Substandard	Doubtful	Total
Commercial and industrial	$125,705	$3,180	$950	$—	$129,835
Construction and land development	25,177	—	—	—	25,177
Real estate - commercial	188,367	4,568	553	—	193,488
Real estate - residential	41,559	107	225	—	41,891
Real estate - home equity	21,987	—	—	—	21,987
Consumer	3,426	—	3	—	3,429

Total	$406,221	$7,855	$1,731	$—	$415,807

(In Thousands)		Special Mention
As of December 31, 2020	Pass		Substandard	Doubtful	Total
Commercial and industrial	$100,289	$—	$1,081	$—	$101,370
Construction and land development	20,935	—	—	—	20,935
Real estate - commercial	145,358	212	230	—	145,800
Real estate - residential	36,892	142	268	—	37,302
Real estate - home equity	20,155	—	63	—	20,218
Consumer	2,619	—	3	—	2,622

Total	$326,248	$354	$1,645	$—	$328,247

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information
 (Continued)

The following tables present an aging analysis of the recorded investment of past-due
loans.

	June 30, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Total > 90 Days and Accruing

Commercial and industrial	$1,878	$—	$—	$1,878	$127,957	$129,835	$—
Construction and land development	—	—	—	—	25,177	25,177	—
Real estate - commercial	2,779	—	—	2,779	190,709	193,488	—
Real estate - residential	150	225	—	375	41,516	41,891	—
Real estate - home equity	—	—	—	—	21,987	21,987	—
Consumer	—	14	—	14	3,415	3,429	—

Total	$4,807	$239	$—	$5,046	410,761	$415,807	$—

	December 31, 2020
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Total > 90 Days and Accruing

Commercial and industrial	$10	$—	$—	$10	$101,360	$101,370	$—
Construction and land development	—	—	—	—	20,935	20,935	—
Real estate - commercial	480	—	156	636	145,164	145,800	—
Real estate - residential	711	719	133	1,563	35,739	37,302	97
Real estate - home equity	—	—	—	—	20,218	20,218	—
Consumer	—	—	—	—	2,622	2,622	—

Total	$1,201	$719	$289	$2,209	$326,038	$328,247	$97

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans
The following tables present the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	As of June 30, 2021
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$526	$526	$—
Construction and land development	—	—	—
Real estate - commercial	2,431	2,431	—
Real estate - residential	789	789	—
Real estate - home equity	—	—	—
Consumer	—	—	—
With an allowance recorded:
Commercial and industrial	$424	$424	$45
Construction and land development	—	—	—
Real estate - commercial	2,485	2,485	37
Real estate - residential	34	34	17
Real estate - home equity	—	—	—
Consumer	3	3	3
Total
Commercial and industrial	$950	950	45
Construction and land development	—	—	—
Real estate - commercial	4,916	4,916	37
Real estate - residential	823	823	17
Real estate - home equity	—	—	—
Consumer	3	3	3

	$6,692	6,692	102

	As of December 31, 2020
With no related allowance recorded:
Commercial and industrial	$—	$—	$—
Construction and land development	—	—	—
Real estate - commercial	230	230	—
Real estate - residential	295	295	—
Real estate - home equity	—	—	—
Consumer	—	—	—
With an allowance recorded:
Commercial and industrial	$1,081	$1,081	$111
Construction and land development	—	—	—
Real estate - commercial	—	—	—
Real estate - residential	36	36	18
Real estate - home equity	—	—	—
Consumer	3	3	3
Total
Commercial and industrial	$1,081	1,081	111
Construction and land development	—	—	—
Real estate - commercial	230	230	—
Real estate - residential	331	331	18
Real estate - home equity	—	—	—
Consumer	3	3	3

	$1,645	$1,645	$132

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans
(Continued)

	Three Months Ended June 30,
	2021		2020
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$548	$7	$762	$10
Construction and land development	—	—	—	—
Real estate - commercial	2,435	16	2,426	26
Real estate - residential	790	8	812	11
Real estate - home equity	—	—	—	—
Consumer	—	—	—	—

	3,773	31	4,000	47
With an allowance recorded:
Commercial and industrial	424	$4	$499	$6
Construction and land development	—	—	—	—
Real estate - commercial	2,486	10	2,532	31
Real estate - residential	35	—	38	1
Real estate - home equity	—	—	—	—
Consumer	3	—	4	—

	2,948	14	3,073	38

Total	$6,721	$45	$7,073	$85

	Six Months Ended June 30,
	2021		2020
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$584	$15	$783	$20
Construction and land development	—	—	—	—
Real estate - commercial	2,435	34	2,431	55
Real estate - residential	793	17	816	22
Real estate - home equity	—	—	—	—
Consumer	—	—	—	—

	3,812	66	4,030	97
With an allowance recorded:
Commercial and industrial	424	$9	$499	$13
Construction and land development	—	—	—	—
Real estate - commercial	2,491	41	2,538	63
Real estate - residential	35	—	38	1
Real estate - home equity	—	—	—	—
Consumer	3	—	4	—

	2,953	50	3,079	77

Total	$6,765	$116	$7,109	$174

The following table present nonaccrual loans by classes of the loan portfolio:

(In Thousands)	June 30, 2021	December 31, 2020

Commercial and industrial	$—	$—
Construction and land development	—	—
Real estate - commercial	250	—
Real estate - residential	261	100
Real estate - home equity	—	—
Consumer	3	3

Total	$514	$103

The recorded investment in

non-accrual
loans was $514

and $103 at
June 30
, 2021 and December 31, 2020.
Approximately $218,665 or 52.6% of the Bank’s loan portfolio was in real estate-commercial loans and construction and land development loans at
June 30
, 2021. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate val
u
es. The Ba
n
k mitigates this risk through conservative underwriting policies and procedures. In addition, $60,126 of real estate-commercial loans were owner occupied properties as of
June 30
, 2021. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.
At
June 30
, 2021 and December 31, 2020, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $20,000 and $61,667
,
 respectively.
Loan Modifications and Troubled Debt Restructurings (TDRs)
A loan is considered to be a TDR loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.
The Bank may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR). The Bank may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Bank’s allowance for loan losses.
The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of June 30, 2021 and December 31, 2020, the Company had no loans identified as TDR’s. There were also no new loan modifications during the periods that were considered TDRs.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

COVID-19
Loan Forbearance Programs
Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30

days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B)
January 1, 2022.
On April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the
COVID-19
pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to
COVID-19,
such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented.
According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to
COVID-19
to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.
During 2020,
our
customers had requested 82

loan payment deferrals or payments of interest only on loans totaling $53,700. In accordance with Section 4013 of the CARES Act and the interagency guidance issued on April 7, 2020, these short-term deferrals are not considered troubled debt restructurings. As of
June 30
, 2021, the Company
had
 9

loans totaling $17,708 that remain on a CARES Act modification.
In addition, the risk-rating on
COVID-19
modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

5.	DEPOSITS
Deposit accounts are summarized
as
follows:

	June 30, 2021		December 31, 2020
(In Thousands)	Amount	%	Amount	%

Demand, noninterest-bearing	$74,303	19.97%	$42,374	14.97%
Demand, interest-bearing	31,666	8.51	15,883	5.61
Money market and savings	132,412	35.59	81,756	28.88
Time deposits, $250 and over	45,214	12.15	47,112	16.64
Time deposits, other	88,458	23.78	95,929	33.89

	$372,053	100.0%	$283,054	100.0%

The scheduled maturities of time deposits are as follows:

(In Thousands)	June 30, 2021	December 31, 2020

One year or less	$109,784	$122,859
More than one year to two years	12,432	13,441
More than two years to three years	9,376	5,921
More than three years to four years	1,739	288
More than four years to five years	341	532
More than five years	—	—

Total	$133,672	$143,041

Time deposits include those in denominations of $250 or more. Such deposits aggregated $45,214 and $47,112 at June 30, 2021 and December 31, 2020, respectively. There were $20,000 brokered deposits outstanding at June 30, 2021 maturing in November 2021 and $25,000 in brokered deposits as of December 31, 2020 maturing in January 2021.

6.	SHORT-TERM BORROWINGS
The outstanding balances and related information of short-term borrowings represent federal funds
purchased and short-term advances with the FHLB are summarized as follows:

(In Thousands)	June 30, 2021	December 31, 2020

Balance at period end	$—	$41,667
Average balance outstanding	6,330	474
Maximum month-end balance	20,833	41,667
Weighted-average rate at period end	0.00%	0.35%
Weighted-average rate during the period	0.15%	0.35%

Average balances outstanding during the period represent daily average balances.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

6.	SHORT-TERM BORROWINGS (Continued)

The Company had no short-term borrowings at June 30, 2021. The Company had $41.7 million in
13-day
FHLB advances at December 31, 2020 which matured on January 5, 2021. Borrowings from the FHLB of Pittsburgh are secured by FHLB stock, qualifying loans, and investments. The Company maintains stock in the FHLB of Pittsburgh of $1,015 as of June 30, 2021 and $2,591 as of December 31, 2020. The Company has a maximum borrowing capacity with the FHLB of approximately $132,756 of which $20,000 was outstanding at June 30, 2021.
At June 30, 2021 and December 31, 2020, the Company also has lines of credit at three financial institutions that would allow the Company to borrow up to $25,000. None of the credit lines were drawn upon at June 30, 2021 or December 31, 2020 .

7.	OTHER BORROWINGS AND SUBORDINATED DEBT
The Company’s other Borrowings consisted of:

(in Thousands)	June 30 , 2021	December 31, 2020
Long-term FHLB advances	$20,000	$20,000
Subordinated Debt	19,973	19,970
Federal Reserve PPPLF	3,087	17,315

Total Long-term borrowings	$43,060	$57,285

All borrowings from the FHLB are secured by a blanket li
e
n on qualified
collateral
,
defined
principally as investment securities and mortgage loans, which are owned by the Company, free and clear of any liens or encumbrances.
Contractual maturities and scheduled cash flows of Federal Home Loan Bank long-term advances, in thousands, consist of the following at
June 30
, 2021:

Type	Amount	Rate	Due in
Mid Term Repo Fixed Rate	$5,000	0.91%	2023
Fixed Rate	5,000	0.97%	2024
Fixed Rate	5,000	1.10%	2025
Fixed Rate	3,000	1.01%	2025
Fixed Rate	2,000	1.02%	2025
	$20,000	1.00%

In April 2020, the Federal Reserve initiated the Paycheck Protection Program Liquidity Facility (“PPPLF”) , which is designed to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit. Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six -month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar
advance amount and PPP aggregate loan balance relationship. The interest rate on PPPLF advances is fixed at 0.35%. As of June 30, 2021, the Company’s

advances under the PPPLF totaled $3,084.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

7.	OTHER BORROWINGS AND SUBORDINATED DEBT (Continued)

On September 30, 2020, the Company accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $20,000 of subordinated notes (the “Notes”), on a private placement basis, to accredited investors. The investors included
c
ompan
ie
s owned and controlled by a director of the Company, which purchased $
19,000
 in principal amount of the Notes. The Notes bear interest at a fixed interest rate of 5.0% per year for five years
and then float at an index tied to the Secured Overnight Finance Rate (“SOFR”). The Notes have a term of ten years and have a maturity date of October 1, 2030. The Notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years. The Company contributed $15,000 of the proceeds from the Notes to the Bank as equity capital to support the Bank’s continued growth, including ongoing lending activities.

8.	INCOME TAXES
The provision for income taxes consists of:

	For the Six Months Ended June 30,
(In Thousands)	2021	2020

Current tax expense	$91	$—
Deferred tax benefit	(3,044)	—

Total	$(2,953)	$—

The tax effects of d
e
ductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

(In Thousands)	June 30 , 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$1,008	$877
Fair value adjustment on acquired loans	515	535
Alternative minimum tax credit	98	98
Net operating loss carryforwards	1,665	1,872
Other	(253)	(240)

Total gross deferred tax assets before valuation allowance	3,033	3,142

Valuation allowance	—	(3,044)

Net deferred tax assets	$3,033	$98

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-
than-not
that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning
strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carry forward period change and the deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability. During formation year for the Company of 2018, the Company generated a pre-tax
loss and since there was no verifiable evidence that the Company would be profitable in the near future, a full deferred tax asset valuation allowance was established at December 31, 2018 and had been maintained through December 31, 2020.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

8.	INCOME TAXES (Continued)

At March 31, 2021, Management updated its realizability analysis over the deferred tax asset and reached the determination that it is more likely than not that the deferred tax asset will be realized in future periods. As such, the Company recorded a complete reversal of the deferred tax asset valuation allowance as of March 31, 2021. The Company considered all available evidence and applied judgment in determining the effect of positive and negative evidence and the weight that should be given to that evidence based on its ability to objectively verify it. In the assessing and weighing the positive evidence against the negative evidence, Management determined that more weight could be placed on the positive evidence while the context surrounding the accumulated losses allowed the Company to place a slightly lower weight on the negative evidence. The only piece of negative evidence that management identified was the cumulative loss that the Company has incurred from its inception in October 2018 through March 31, 2021. While ASC
740-10-30-21
states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years, management also notes that ASC
740-10-30-17
states, “Sometimes, however, historical information may not be available (for example, start-up
operations) or it may not be as relevant (for example, if there has been a significant, recent change in circumstances) and special attention is required.” Management notes that the Company’s circumstances apply to ASC
740-10-30-17.
Through March 31, 2020, the Company had an accumulated loss of $11.2 million, which is the result of incurring start-up
costs, increased costs associated with remediating the regulatory consent order that the bank was under at the time that the Company purchased the bank charter out of bankruptcy, and costs associated with the establishment of sound banking processes and procedures. Strong positive evidence that can overcome such negative evidence, however, is a recent history of sustainable pre-tax
income. The Company achieved positive
pre-tax
income, excluding merger costs in its four most recent quarters as of March 31, 2021. As a result of this recent profitability, the Company utilized $284 thousand of net operating losses in 2020. The Company achieved the transition from pre-tax
losses to
pre-tax
income through organic growth. Since December 31, 2018 through March 31, 2021, the Company grew its interest earning assets from $79.9 million to $405.7 million, which represents a compounded annual growth rate of approximately 106
%. Our improvements in operating profitability has been driven by the Company’s rapid growth since inception and its ability to generate revenue producing assets to a level that sufficiently covers our funding costs and direct operating costs along with our corporate overhead. The Company’s primary business is driven by our net interest spread which is generated through monthly recurring interest income earned on loans reduced by the cost of deposits and borrowings. During 2020, the U.S. economy was negatively affected on a significant level as a result of the COVID 19 global pandemic yet during 2020, the Company grew its net interest spread in comparison to 2019 and during the first quarter of 2021, we further grew our net interest spread despite the continued low interest rate environment in our markets and in the U.S. This was achieved because our Company continues to evolve from a de novo institution to a more mature financial institution and as part of that evolution, we have been able to generate a greater amount of lower cost deposits as we build customer relationships which allows us to place less reliance on non-core,
higher cost funding options. This growth as a Company helps support the assumption that our pre-tax
income growth is sustainable and reasonable.
With respect to the material assumptions underlying the
Company’s determination of the expected U.S.
pre-
tax
income needed to realize its deferred tax assets, it understands that forecasts are inherently sub
j
ective and that it is generally preferred that the source of positive evidence for the utilization of the deferred tax assets comes from what has already been de
m
onstrated or is otherwise objectively verifiable. Accordingly, the foundation of the projection process is the amount and trend of pre-tax
income during the past year because this evidence is typically the most objective indicator available. At the end of 2020, the Company prepared a forecast of pre-tax
income, exclusive of merger expenses, for 2021 based on the existing loan and deposit portfolios along with growth projections. The Company’s pre-tax
income for the quarter ending March 31, 2021 yielded annualized results of an assumed full year pre-tax
income of approximately $
800

thousand, which is relatively consistent with the forecast of pre-tax
income prepared for 2021.
At June 30, 2021, Management updated the aforementioned March 31, 2021 analysis and continues to conclude that it is more likely than not that the deferred tax asset will be realized in future periods.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

8.	INCOME TAXES (Continued)

As of
June
 3
0
, 2021, the Company had federal net operating loss carry forwards of $7,930. Approximately $489 of these net operating loss carryforwards are subject to Section 382 limitations.

9.	STOCK-BASED COMPENSATION
On May 14, 2019, the Company’s shareholders approved the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “Plan”).The plan authorizes the issuance or delivery to particip
a
nts of up to 450,000 share of LINK BANCORP common stock pursuant to grants of incentive and non-statutory
stock options. The plan is administered by the members of LINKBANCORP’s Compensation Committee. Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP or its subsidiaries are eligible to receive awards under the plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)

Outstanding, December 31, 2020	396,000	$10.10	8.6	$455
Granted	30,000	11.77	9.7
Expired/terminated	1,200	10.00	—
Exercised	1,000	10.00	—

Outstanding, J u ne 3 0 , 2021	423,800	$10.19	8.2	$1,509

Exercisable at period end	146,700	$10.00	8.0	$550

The exercise prices for options outstanding as of
June 30
, 2021 ranged from $10.00 to $11.78.
During the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $20 and $21. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $41 and $42. At June 30, 2021, the total unrecognized stock-based compensation costs totaled $248 and will be recognized ratably as expense through December 31, 2026.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

10.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with
off-balance
sheet risk in the nor
m
al course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.
The Company’s exposure to credit l
o
ss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance
sheet instruments. As of
June 30, 2021
,
 and December 31, 2020, The Company has a reserve related to credit losses for off-balance
sheet instruments totaling $25,

which is included in other liabilities.
At
June 30,

2021 and December 31, 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	June 30 , 2021	December 31, 2020
Unfunded commitments under lines of credit:
Home equity loans	$17,278	$17,483
Commercial real estate, construction, and land development	15,217	10,252
Commercial and industrial	50,403	33,471
Other	22,810	3,937

Total	$105,708	$65,143

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case
basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory, and equipment.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

11.	LEASE COMMITMENTS AND CONTINGENCIES
Due to the adoption of ASU
2016-02,
Leases (Topic 842), the Company determined that two of its three office locations are under operating leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and non-lease
components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments. The Company has elected to account for the variable non-lease
components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable non-lease
components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable non-lease
components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use
assets and lease liabilities reported on the Balance Sheet. The following table presents the lease cost associated with leases for the three and six months ending June 30, 2021. Total rent expense recorded during the three and six months ended June 30, 2020 was $112
,
and $
229
,
respectively. The Company leases its administration and operating facility and three offices under lease agreements with various expirations through
 March 2031.

Lease cost (In Thousands)	Three months ended June 30, 2021	Six months ended June 30, 2021

Amortization of right-of-use asset	$69	$139
Interest expense	48	96

Total lease cost	$118	$235

Weighted-average remaining term (years)		14.0
Weighted-average discount rate		5.0%
Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the cost of funds on the Company’s subordinated notes.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

11.	LEASE COMMITMENTS AND CONTINGENCIES (Continued)

The following table presents the undiscounted cash flows due related to operating leases as of
June 30
, 2021:

(In Thousands)	Amount
2021	$199
2022	403
2023	409
2024	426
2025 and thereafter	4,857

Total Undiscounted Cash Flows	$6,294
Discount on Cash Flows	(1,866)

Total lease liabilities	$4,428

1 2 .	REGULATORY CAPITAL REQUIREMENTS
The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities. Failure to meet minimum capital requi
r
ements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if und
e
rtaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory frame
w
ork for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance
sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.
The Bank and Company are subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet
items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of June 30, 2021, the Bank has met all capital adequacy requirements to which they are subject.
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required before the institution may accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face limitations on dividends, stock repurchases and certain discretionary bonus payments to management based on the amount of the shortfall. Under Basel III rule, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50%.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

12.	REGULATORY CAPITAL REQUIREMENTS (Continued)

In accordance with the PADOBS approval referenced in Note 1, the Bank must maintain a quarterly minimum ratio of Tier 1 capital to average assets of
 8%
during the first three years after the acquisition. The Bank’s capital amounts and ratios are presented in the table (dollars in thousands):
The following tables present actual and required capital ratios as of June 30, 2021 and December 31, 2020 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules:

	June 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$53,574	13.60%	$48,810	15.86%
For capital adequacy purposes	31,505	8.00	24,624	8.00
To be well capitalized	39,382	10.00	30,780	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$48,750	12.38%	$44,958	14.61%
For capital adequacy purposes	23,629	6.00	18,468	6.00
To be well capitalized	31,505	8.00	24,624	8.00
Common equity
(to risk-weighted assets)
Actual	$48,750	12.38%	$44,958	14.61%
For capital adequacy purposes	17,722	4.50	18,468	4.50
To be well capitalized	25,598	6.50	24,624	6.50
Tier 1 capital
(to average assets)
Actual	$48,750	12.52%	$44,958	12.84%
For capital adequacy purposes	17,427	4.00	12,375	4.00
To be well capitalized	21,784	5.00	15,469	5.00
The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to lower the community bank leverage ratio to 8% beginning in the second calendar quarter of 2020 through the end of 2020. In 2021, the community bank leverage ratio increased to 8.5% for the calendar year. The community bank leverage ratio requirement will return to 9% effective January 1, 2022. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2021, the Bank had not elected to be subject to the alternative framework.
Federal and state banking regulations place certain restrictions on dividends paid by the Bank. The Pennsylvania Banking Code provides that cash dividends may be declared and paid out of accumulated net earnings. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Loans or advances by the Bank to the Company are limited to 10 percent of the Bank’s capital stock and surplus and must have collateral securing the loans or advances. Because the Bank is currently in an accumulated deficit position, dividends cannot be paid at this time.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

1 3 .	FAIR VALUE MEASUREMENTS
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in an estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts The Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated
or updated for purpo
s
es of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements accounting guidance (FASB ASC 820,
Fair Value Measurements
), the fair value of a financial instrument is the price that would be received to sell
a
n asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The Company uses a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels of pricing are as follows:

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

13.	FAIR VALUE MEASUREMENTS (continued)

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:
Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available.
The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At June 30, 2021		At December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash and cash equivalents (Level 1)	$31,449	$31,449	$9,002	$9,002
Loans (Level 3)	409,427	405,474	323,214	324,160
Accrued interest receivable (Level 1)	2,509	2,509	1,842	1,842
Federal Home Loan Bank stock (Level 1)	1,015	1,015	2,615	2,615

Financial liabilities:
Non-maturity deposits (Level 1)	238,381	238,381	140,013	140,013
Time Deposits (Level 3)	133,672	128,804	143,041	142,787
Short-term borrowings (Level 1)	—	—	41,667	41,667
Long-term borrowings (Level 3)	23,087	23,087	37,315	37,738
Subordinated Notes (Level 3)	20,000	20,479	20,000	20,256
Accrued interest payable (Level 1)	81	81	414	414
Off-balance-sheet financial instruments (Level 3)	—	—	—	—
The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The Company’s available-for-sale investment securities are reported at fair value. These securities are valued by an independent third party. The valuations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

13.	FAIR VALUE MEASUREMENTS (continued)

	June 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. treasury securities	$—	$—	$—	$—
Mortgage backed securities	—	3,398	—	3,398

Total	$—	$3,398	$—	$3,398

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. treasury securities	$—	$74,999	$—	$74,999
Mortgage backed securities	$—	$4,206	—	4,206

Total	—	79,205	$—	$79,205

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2021 and December 31, 2020, are as follows:

	June 30 , 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$2,844	$2,844

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$988	$988

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

13.	FAIR VALUE MEASUREMENTS (continued)

The following tables provide inf
o
rmation describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	June 30, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$2,844	Appraisal of collateral	(1)	Liquidation expenses	10%

	December 31, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$988	Appraisal of collateral	(1)	Liquidation expenses	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include various Level III inputs that are not identifiable.
Appraisals may be adjusted by management for qualitative factors, such as economic conditions, aging, and/or estimated liquidation expenses incurred when selling the collateral. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percentage of the appraisal.

LINKBANCORP, Inc. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)
[In Thousands, Except Share Data]

14.	PROPOSED MERGER WITH GNB FINANCIAL SERVICES , INC.
On December 10, 2020, LINKBANCORP, Inc. (LINK) and its wholly owned subsidiary, LINKBANK (Bank), and GNB Financial Services Inc. (GNB), and its wholly owned subsidiary, The Gratz Bank (“Gratz Bank”) entered i
n
to an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which GNB will merge with and into LINK, with LINK as the surviving corporation. Concurrent with the merger, it is expected that the Bank will merge with and into Gratz Bank, with the Gratz Bank as the surviving institution.
Under the agreement, GNB shareholders will have the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINK common shares for each share they own. The agreement provides for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNB common shares outstanding will be exchanged for LINK common stock. The transaction is expected to be a tax-free
exchange to the extent shareholders of GNB receive stock in exchange for their shares. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of both companies.

The merger was completed on September 18, 2021.

The Company is currently in the process of finalizing the accounting for this merger which will be included in the quarterly report on Form 10-Q filed for the period ended September 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reflects the Company’s consolidated financial statement and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•	Overview and Strategy

•	Comparison of Financial Condition at June 30, 2021 and December 31, 2020

•	Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

•	Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

•	Liquidity, Commitments, and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Recently Issued Accounting Standards
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response;

•
risks that COVID-19 may adversely impact our customers and lead to a long-term economic recession and continuing a severe disruption in the U.S. economy, and could potentially create business continuity issues for us;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	competition within our market area that is stronger than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;

•
inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;

•
our ability to successfully integrate into our operations GNB’s assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to maintain our reputation;

•	our ability to prevent or mitigate fraudulent activity;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;

•	our compensation expense associated with equity benefits allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.
Overview and Strategy
The Company’s core strategy is to further its mission of “positively impacting lives” through community banking by building strong relationships that bring value to its customers, employees, the communities it serves and its shareholders. In pursuing this mission, the Company specifically desires to invest in the development of strong future leaders for the banking industry and our communities, to contribute to economically and socially flourishing communities, and to demonstrate the continued viability and integral role of community banking for our economic and social development.
The Company operates primarily through its sole subsidiary, LINKBANK. LINKBANK provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. LINKBANK focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. LINKBANK offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.
Our revenues consist primarily of interest income earned on loans and investments. Interest income is partially offset by interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the balances of interest-earning assets and interest-bearing liabilities and their relative interest rates. Net interest income is typically further reduced by a provision for loan losses.
Non-interest
income also contributes to our operating results, consisting of service charges on deposit accounts and earnings on bank-owned life insurance.
Non-interest
expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.
Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Cumberland, Lancaster, and Chester Counties, and are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

Recent Market Conditions
The Company’s financial condition and performance are all highly dependent on the business environment in the market area in which we operate and in the United States as a whole. During the first quarter of 2020, there was an outbreak of a novel strain of coronavirus (COVID-19) which spread to numerous countries around the world, including the United States, while becoming a global pandemic. As the spread of COVID-19 increased during the first and second quarters of 2020, federal, state, and local governments implemented various restrictive measures such as quarantines, restrictions on travel, school closings, “stay at home” rules and restrictions on certain business operations. These restrictions have slowly been lifted as people had begun to gain access to vaccines during the fourth quarter of 2020. Throughout the first half of 2021, the COVID pandemic continued to negatively affect our economy but started to wane towards the end of the second quarter only to see a national resurgence in cases during July 2021 as a result of variant strains of COVID. All of these restrictions had adversely affected and will likely continue to adversely affect the economy on a national, state, and local level, including the geographical areas in which the Company operates.
Overall, real GDP decreased by 3.5% for 2020 as compared to an increase of 2.2% in 2019. As a result of the global pandemic, market interest rates have declined significantly during 2020 with the 10-year Treasury bond falling from a high yield of 1.88% on January 2, 2020 to a low of .52% on August 4, 2020. During the second quarter of 2021 U.S. GDP grew at an annualized rate of 6.5%, however that lagged behind current expected growth rates and unemployment data lagged expectations, as well, indicating that the U.S. economic recovery continues to be slower than expected. Additionally, at the beginning of 2020 the Federal Reserve had set the target range for the Fed Funds rate at 1.50% to 1.75% and by March 31, 2020, the Fed Funds target range had been reduced to 0% to 0.25%. The Fed Funds rate has been left unchanged through the remainder of 2020 and the first half of 2021. Expectations are mixed regarding when the Federal Reserve will begin to increase the Fed Funds rate from its current level. The low interest rate environment and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.
Comparison of Financial Condition at June 30, 2021 and December 31, 2020
Total assets at June 30, 2021, were $464.4 million, an increase of $40.3 million, or 9.5%, from $424.1 million at December 31, 2020. The increase in total assets was primarily due to the net increase in loans receivable of $86.2 million, an increase in cash and cash equivalents of $22.4 million, and an increase in the deferred tax asset of $2.9 million as a result of the reversal of LINK’s valuation allowance during the first quarter of 2021. This increase was partially offset by the maturity of a $75.0 million short-term investment security held at December 31, 2020 that matured during January 2021.
Cash and cash equivalents increased $22.4 million or 249.4% from $9.0 million at December 31, 2020 to $31.4 million at June 30, 2021. The increase was primarily due to:
Primary Cash Inflows

•	Net increase in deposits of $89.0 million;

•	Proceeds from maturities of and repayments on investment securities of $75.7 million; and

•	Proceeds from redemption of restricted investments in bank stocks of $2.9 million
Primary Cash Outflows

•	Cash used in operations of $604 thousand;

•	Repayments of borrowings of $55.9 million;

•	Net increase in loans receivable of $86.9 million

•	Purchases of premises and equipment of $508 thousand; and

•	Purchase of restricted investments in bank stocks of $1.3 million
Securities
available-for-sale
decreased by $75.8 million or 95.7% to $3.4 million at June 30, 2021 from $79.2 million at December 31, 2020. The decrease was due to a maturity in holdings of U.S. treasury securities of $75.0 million during January 2021 and the normal principal paydowns of our investments in residential mortgage backed securities.

Net loans receivable increased during the six months ended June 30, 2021 as shown in the table below:

(dollars in thousands)	June 30, 2021	December 31, 2020	Change	%
Commercial and industrial	$129,835	$101,370	$28,465	28.08%
Construction and land development	25,177	20,935	4,242	20.26%
Real estate - commercial	193,488	145,800	47,688	32.71%
Real estate - residential	41,891	37,302	4,589	12.30%
Real estate - home equity	21,987	20,218	1,769	8.75%
Consumer	3,429	2,622	807	30.78%

Total Loans	415,807	328,247	87,560	26.68%
Deferred (fees) costs	(1,580)	(856)	(724)	84.58%
Allowance for loan losses	(4,800)	(4,177)	(623)	14.92%

Net Loans	$409,427	$323,214	86,213	26.67%

Included in the loan growth totals above are balances on loans originated as part of the SBA Paycheck Protection Program (“PPP”) under the CARES Act. During the year ended December 31, 2020, the Company originated 533 PPP loans with original principal balances of $86.1 million for its customers. During the first half of 2021, the Company originated 328 PPP loans with original principal balances of $51.9 million. At June 30, 2021 the outstanding balance on PPP loans was $63.4 million compared to $41.0 million at December 31, 2020. The balance of PPP loans is included in the balance of commercial and industrial loans in the table above. In association with the PPP loan originations, the Company recorded fees that have been deferred and will amortize over the life of the loans. As customers complete the loan forgiveness process with the SBA, any unamortized deferred fees will be recognized as an adjustment to interest income. The Company recognized $856,000 and $1.4 million in PPP fees as part of interest income for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $1.4 million in PPP fees as part of interest income for both the six months ended June 30, 2021 and 2020.
During 2020, our customers had requested 82 loan payment deferrals or payments of interest only on loans totaling $53.7 million. In accordance with Section 4013 of the CARES Act and the interagency guidance issued on April 7, 2020, these short-term deferrals are not considered troubled debt restructurings. As of June 30, 2021, the Company has 9 loan relationships totaling $17.7 million that remain on a CARES Act modification.
The Company’s investment in restricted bank stock decreased $1.6 million, from $2.6 million at December 31, 2020 to $1.0 million at June 30, 2021 due to redemptions of FHLB stock in conjunction with LINK’s repayment of FHLB borrowings during the first half of 2021.

Deposits grew by $89.0 million or 31.4%, from a total of $283.1 million at December 31, 2020 to $372.1 million at June 30, 2021. Changes in the deposit types are presented in the table below:

(dollars in thousands)	June 30, 2021	December 31, 2020	Change	%
Demand, noninterest-bearing	$74,303	$42,374	$31,929	75.4%
Demand, interest-bearing	31,666	15,883	15,783	99.4%
Money market and savings	132,412	81,756	50,656	62.0%
Time deposits, $250,000 and over	45,214	47,112	(1,898)	(4.0%)
Time deposits, other	88,458	95,929	(7,471)	(7.8%)

Total deposits	$372,053	$283,054	$88,999	31.4%

Included in the time deposits balance above were brokered time deposits with a balance of $20.0 million, and $25.0 million as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, other borrowings consist of $20.0 million in FHLB fixed rate advances, which have maturities from 2023 through 2025, and $3.1 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF is a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. At December 31, 2020, other borrowings consisted of $20.0 million in FHLB fixed rate advances and $17.3 million in PPPLF borrowings.
Total shareholders’ equity increased by $3.1 million, or 7.8%, from $40.3 million at December 31, 2020, to $43.5 million at June 30, 2021. The increase is primarily attributable to net income for the six months ended June 30, 2021 of $3.2 million.
Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020
General:
Net income was $402 thousand for the three months ended June 30, 2021, or $0.08 per diluted share, a decrease in income of $37 thousand, or 8.4%, compared to net income of $439 thousand, or $0.09 per diluted share, for the three months ended June 30, 2020.
Net income for the three months ended June 30, 2021, reflected an increase in net interest income before provision of $777 thousand, and an increase in non-interest
income of $39 thousand. These increases in income were partially offset by an increase in the provision for loan losses of $295 thousand, an increase in noninterest expenses of $505 thousand, and an increase in income tax expense of $53 thousand.
Net Interest Income:
Net interest income before provision for loan losses increased by $777 thousand, or 26.5%, to $3.7 million for the three months ended June 30, 2021, compared to $2.9 million for the three months ended June 30, 2020. The provision for loan losses increased by $295 thousand from $115 thousand for the three months ended June 30, 2020 to $410 thousand for the same period in 2021.
Interest Income:
Interest income increased to $4.4 million for the three months ended June 30, 2021, compared with $3.9 million for the year three months June 30, 2020. The average yield on the earning assets decreased 71 basis points on an annualized basis from 4.83% for the three months ended June 30, 2020 to 4.12% for the three months ended June 30, 2021. This decrease in rates was more than offset by the growth in average balance of earning assets which increased $107.0 million to $428.0 million for the three months ended June 30, 2021 compared to $321.0 million for the comparable period in 2020. In general, the Company experienced a decrease in most all rates on earning assets as a result of the Federal Reserve decreasing the range for the Fed Funds target rate to 0% to 0.25% as of March 31, 2020. This rate reduction along with increased competition for loan originations has resulted in new loans originated since June 30, 2020, generally, earning a lower percentage of interest compared to the loan portfolio existing at June 30, 2020.
Interest Expense:
Interest expense decreased by $246 thousand or 26.3% to $688 thousand for the three months ended June 30, 2021, compared to $934 thousand for the three months ended June 30, 2020. The decrease in interest expense was primarily due to the decrease in rates paid on interest bearing liabilities, which decreased 65 basis points on an annualized basis from 1.47% for the three months ended June 30, 2020 to 0.82% for the three months ended June 30, 2021. This decrease in rates was partially offset by an increase in average balances of interest bearing liabilities, which increased $80.8 million to $336.2 million for the three months ended June 30, 2021 compared to $255.4 million for the comparative period in 2020. While the aforementioned lower rate environment has helped the Company reduce overall cost of funds, the evolution of our business has also played a role in this reduction of cost. As the Company continues to grow and mature, we have been able to continue to foster customer relationships that grow core deposits and decrease its reliance upon higher cost time deposits. As a result, the average balance in money market demand deposits grew by $68.1 million for the three months ended June 30, 2021 compared to the same period in 2020, while reducing the interest rate on these deposits by 23 basis points over that same period. Additionally, the average balance of noninterest bearing deposits grew by $19.3 million for the three months ended June 30, 2021 compared to the same period in 2020.
Provision for Loan Losses:
The provision for loan losses increased by $295 thousand from $115 thousand for the three months ended June 30, 2020 to $410 thousand for the three months ended June 30, 2021. During the three months ended March 31, 2020, management adjusted certain qualitative factors in the calculation of its provision for loan losses to account for the uncertain impact of
COVID-19
on economic conditions and borrowers’ ability to repay loans, resulting in an increased provision during the first quarter of 2020. During the second quarter of 2020, the Company began its participation in PPP through the SBA, which generated the large majority of the loan growth during the second quarter of 2020. Taking all these factors into account, the Company recorded a provision for loan losses of $115 thousand for the second quarter of 2020.
The provision for the second quarter of 2021 of $410 thousand is the result of our normal allowance for loan loss process which considers current quarter loan growth as well as the risk ratings of loans within its loan portfolio among other factors. The current economic outlook for the U.S. economy appears to continue its recovery from the negative impact caused by the global pandemic. Despite this continued recovery, management noted that certain aspects of the recovery such as unemployment data, has shown a lag to expectation, indicating that the recovery is occurring slower than initially anticipated. As such, the Company has not reduced its loss factors related to the
COVID-19
pandemic during the three months ended June 30, 2021.
The Company completes a comprehensive quarterly evaluation to determine its provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.
Refer to Note 4 of the Notes to the Consolidated Financial Statement for additional details on the provision for loan losses.
Non-interest
Income:
Non-interest
income increased by $39 thousand to $159 thousand for the three months ended June 30, 2021, from the $120 thousand recognized during the same period of 2020. The increase was the result of growth in fee income and service charges on deposit accounts for the three months ended June 30, 2021 compared to the same period in 2020.
Non-interest
Expenses:
Non-interest
expenses increased $505 thousand or 20.2%, from $2.5 million for the three months ended June 30, 2020, to $3.0 million for the three months ended June 30, 2021. The increase was largely due to: (1) an increase of $201 thousand in compensation and employee benefit expenses primarily due to increased employee headcount, and annual salary increases and incentives; and (2) $129 thousand of merger expenses incurred in conjunction with our merger with GNB Financial Services, Inc.
Analysis of Net Interest Income
Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them.
Average Balances, Interest and Average Yields:
The following table sets forth certain information relating to average balance sheets and reflects the average annualized yield on interest-earning assets and average annualized cost of interest-

bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual
loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	For the Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$20,796	$4	0.09%	$44,078	$11	0.10%
Investments	3,617	26	2.91%	10,083	41	1.64%

Total Cash Equiv. and Investments	24,413	31	0.51%	54,161	52	0.39%
Total Loans	403,568	4,367	4.34%	266,875	3,815	5.73%

Total Earning Assets	427,981	4,398	4.12%	321,035	3,867	4.83%
Other Assets	17,199			7,979

Total Assets	$445,180			$329,015

Interest bearing demand	$22,205	$9	0.16%	$9,207	$4	0.17%
Money market demand	129,606	108	0.34%	61,514	88	0.57%
Time deposits	125,590	248	0.79%	113,544	740	2.61%
Total Borrowings	58,754	323	2.20%	71,111	102	0.58%

Total Interest-Bearing Liabilities	336,153	688	0.82%	255,376	934	1.47%
Non Int Bearing Deposits	57,821			38,565

Total Cost of Funds	$393,974	$688	0.70%	$293,942	$934	1.27%
Other Liabilities	7,867			861

Total Liabilities	$401,842			$294,803

Equity	$43,338			$34,211

Total Liabilities & Equity	$445,180			$329,015

Net Interest Income		$3,710			$2,933

Net Interest Spread			3.42%			3.56%

Net Interest Margin			3.48%			3.66%

Rate/Volume Analysis
The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

		Three Months Ended June 30, 2021 vs. 2020 Increase (Decrease) Due To:
	(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash		$(1)	$(6)	$(7)
Investments		11	(26)	(15)
Total Loans		(1,124)	1,677	553

Total Earning Assets		(1,114)	1,645	531
Interest Expense:
Interest bearing demand		(1)	6	5
Money market demand		(77)	97	20
Time deposits		(571)	79	(492)
Total Borrowings		239	(18)	221

Total Interest-Bearing Liabilities		(410)	164	(246)
Change in Net Interest Income		$(704)	$1,481	$777

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020
General:
Net income was $3.2 million for the six months ended June 30, 2021, or $0.60 per diluted share, an increase in income of $5.3 million, compared to net loss of $2.2 million, or $(0.47) per diluted share, for the six months ended June 30, 2020.
Net income for the six months ended June 30, 2021, reflected an increase in net interest income before provision of $2.5 million, a decrease in provision for loan losses of $1.4 million, an increase in non-interest
income of $72 thousand, and an increase in income tax benefit of $3.0 million. These increases in income were partially offset by an increase in noninterest expenses of $1.7 million.
Net Interest Income:
Net interest income before provision for loan losses increased by $2.5 million, or 58.7%, to $6.8 million for the six months ended June 30, 2021, compared to $4.3 million for the six months ended June 30, 2020. The provision for loan losses decreased by $1.4 million from $2.1 million for the six months ended June 30, 2020 to $617 thousand for the same period in 2021.
Interest Income:
Interest income increased to $8.2 million for the six months ended June 30, 2021, compared with $6.2 million for the year six months June 30, 2020. The average yield on the earning assets decreased 51 basis points on an annualized basis from 4.53% for the six months ended June 30, 2020 to 4.02% for the six months ended June 30, 2021. This decrease in rates was more than offset by the growth in average balance of earning assets which increased $134.5 million to $409.1 million for the six months ended June 30, 2021 compared to $274.6 million for the comparable period in 2020. In general, the Company experienced a decrease in most all rates on earning assets as a result of the Federal Reserve decreasing the range for the Fed Funds target rate to 0% to 0.25% as of March 31, 2020. This rate reduction along with increased competition for loan originations has resulted in new loans originated since June 30, 2020, generally, earning a lower percentage of interest compared to the loan portfolio existing at June 30, 2020.

Interest Expense:
Interest expense decreased by $532 thousand or 27.9% to $1.4 million for the six months ended June 30, 2021, compared to $1.9 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to the decrease in rates paid on interest bearing liabilities, which decreased 87 basis points on an annualized basis from 1.73% for the six months ended June 30, 2020 to 0.86% for the six months ended June 30, 2021. This decrease in rates was partially offset by an increase in average balances of interest bearing liabilities, which increased $98.5 million to $320.1 million for the six months ended June 30, 2021 compared to $221.6 million for the comparative period in 2020. While the aforementioned lower interest rate environment has helped the Company reduce overall cost of funds, the evolution of our business has also played a role in this reduction of cost. As the Company continues to grow and mature, we have been able to continue to foster customer relationships that grow core deposits and decrease its reliance upon higher cost time deposits. As a result, the average balance in money market demand deposits grew by $54.8 million for the six months ended June 30, 2021 compared to the same period in 2020, while reducing the interest rate on these deposits by 64 basis points over that same period. Additionally, the average balance of noninterest bearing deposits grew by $28.2 million for the six months ended June 30, 2021 compared to the same period in 2020.
Provision for Loan Losses:
The provision for loan losses decreased by $1.4 million from $2.1million for the six months ended June 30, 2020 to $617 thousand for the six months ended June 30, 2021. During the six months ended June 30, 2020, management adjusted certain qualitative factors in the calculation of its provision for loan losses to account for the uncertain impact of
COVID-19
on economic conditions and borrowers’ ability to repay loans, resulting in an increased provision during the first half of 2020.
The provision for the first six months of 2021 of $617 thousand is the result of our normal allowance for loan loss process which considers current quarter loan growth as well as the risk ratings of loans within its loan portfolio among other factors. The current economic outlook for the U.S. economy appears to continue its recovery from the negative impact caused by the global pandemic. Despite this continued recovery, management noted that certain aspects of the recovery such as unemployment data, has shown a lag to expectation, indicating that the recovery is occurring slower than initially anticipated. As such, the Company has not reduced its loss factors related to the
COVID-19
pandemic during the six months ended June 30, 2021.
The Company completes a comprehensive quarterly evaluation to determine its provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.
Refer to Note 4 of the Notes to the Consolidated Financial Statement for additional details on the provision for loan losses.
Non-interest
Income:
Non-interest
income increased by $72 thousand to $269 thousand for the six months ended June 30, 2021, from the $197 thousand recognized during the same period of 2020. The increase was the result of growth in fee income and service charges on deposit accounts for the six months ended June 30, 2021 compared to the same period 2020.
Non-interest
Expenses:
Non-interest
expenses increased $1.7 million or 36.4%, from $4.6 million for the six months ended June 30, 2020, to $6.2 million for the six months ended June 30, 2021. The increase was largely due to: (1) an increase of $809 thousand in compensation and employee benefit expenses primarily due to increased employee headcount, and annual salary increases and incentives; and (2) $560 thousand of merger expenses incurred in conjunction with our merger with GNB Financial Services, Inc.
Income Tax Benefit:
Income tax benefit for the six months ended June 30, 2021 totaled $3.0 million compared to $0 for the same period in 2020. During the first quarter of 2021, the Company determined based on its recent results of operations over the previous six months coupled with its forecasted net income over the next 36 months, that it is more likely than not that the Company will be able to fully recognize its deferred tax asset prior to the end of its useful life. Please refer to Note 8 to the Consolidated Financial Statements as of June 30, 2021 for further discussion of our evaluation. Resultantly, at March 31, 2021, the Company fully reversed the deferred tax asset valuation allowance that had been previously recorded. This reversal along with the recording of current income tax expense, resulted in an income tax benefit for the first half of 2021. In the comparable period of 2020, the Company had recorded a full valuation allowance against its deferred tax asset given its history of operating losses and uncertainty surrounding its ability to generate future net income, resulting in no income tax expense or benefit.

Analysis of Net Interest Income
Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them.
Average Balances, Interest and Average Yields:
The following table sets forth certain information relating to average balance sheets and reflects the average annualized yield on interest-earning assets and average annualized cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual
loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	For the Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$23,920	$11	0.09%	$40,617	$123	0.61%
Investments	5,495	55	2.01%	8,900	78	1.76%

Total Cash Equiv. and Investments	29,415	66	0.45%	49,517	201	0.82%
Total Loans	379,713	8,097	4.30%	225,101	5,981	5.34%

Total Earning Assets	409,128	8,163	4.02%	274,618	6,182	4.53%
Other Assets	12,822			9,640

Total Assets	$421,950			$284,258

Interest bearing demand	$21,267	$17	0.16%	$8,263	$8	0.21%
Money market demand	116,845	202	0.35%	62,049	305	0.99%
Time deposits	124,681	564	0.91%	114,284	1,488	2.62%
Total Borrowings	57,276	589	2.08%	37,005	103	0.56%

Total Interest-Bearing Liabilities	320,069	1,372	0.86%	221,601	1,904	1.73%
Non Int Bearing Deposits	54,648			26,433

Total Cost of Funds	$374,717	$1,372	0.74%	$248,034	$1,904	1.54%
Other Liabilities	4,546			844

Total Liabilities	$379,263			$248,878

Equity	$42,687			$35,380

Total Liabilities & Equity	$421,950			$284,258

Net Interest Income		$6,791			$4,278

Net Interest Spread			3.29%			2.98%

Net Interest Margin			3.35%			3.13%

Rate/Volume Analysis
The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

		Six Months Ended June 30, 2021 vs. 2020 Increase (Decrease) Due To:
	(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash		$(62)	$(51)	$(113)
Investments		7	(30)	(23)
Total Loans		(2,023)	4,140	2,117

Total Earning Assets		(2,078)	4,059	1,981
Interest Expense:
Interest bearing demand		(5)	13	8
Money market demand		(370)	267	(103)
Time deposits		(1,054)	131	(923)
Total Borrowings		431	55	486

Total Interest-Bearing Liabilities		(998)	466	(532)
Change in Net Interest Income		$(1,080)	$3,593	$2,513

Liquidity, Commitments, and Capital Resources
The Company’s liquidity, represented by cash and due from banks, is a product of our operating, investing and financing activities. The Company’s primary sources of funds are deposits, principal repayments of securities and outstanding loans, and funds provided from operations. In addition, the Company invests excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.
The Company strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Company is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of the Company’s business management. We manages our liquidity in accordance with a board of directors-approved asset liability policy, which is administered by the Company’s asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Company’s board of directors.
The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of June 30, 2021, totaled $109.8 million, or 82.1% of our certificates of deposit, and 29.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Companyis also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At June 30, 2021, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of $132.8 million.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2021 and December 31, 2020, the Company met the capital requirements to be considered “well capitalized.” See Note 12 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.
Off-Balance
Sheet Arrangements and Contractual Obligations
See Note 10 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance
sheet arrangements.
For disclosures of the Company’s future obligations under operating leases, please see Note 11 within the Notes to the Consolidated Financial Statements. For disclosures of the Company’s contractual obligations related to certificates of deposits, please see Note 5 within the Notes to the Consolidated Financial Statements.
Critical Accounting Policies
It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. See Note 1 of the Notes to the Consolidated Financial Statements for our accounting policies.
Recently Issued Accounting Standards
Recently issued accounting standards are included in Note 1 of the Notes to the Consolidated Financial Statements.
Item

3. Quantitative and Qualitative Disclosure About Market Risk
Not required for smaller reporting companies.
Item

4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021.
Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form
10-Q,
the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reportin
g
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
At June 30, 2021, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

Item 1A – Risk Factors
Not required for smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form S-4 Registration Statement, filed May 7, 2021

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 18, 2021
LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)