Form 10-Q
period 2021-09-30
LINKBANCORP, Inc.
filed 2021-11-15
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 9,814,447 shares as of November 12, 2021.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$17,073	$5,709
Interest-bearing deposits with other institutions	86,471	27,453
Cash and cash equivalents	103,544	33,162
Certificates of deposit with other banks	13,077	17,051
Securities available for sale, at fair value	122,748	125,447
Loans receivable, net of allowance for loan losses of $3,335 at September 30, 2021, and $2,789 at December 31, 2020	665,063	233,795
Investments in restricted bank stock	3,586	2,268
Premises and equipment, net	5,250	3,428
Right-of-Use Asset – Premises	4,748	370
Bank-owned life insurance	13,683	8,941
Goodwill and other intangible assets	36,890	2,785
Deferred tax asset	4,382	986
Accrued interest receivable and other assets	6,198	2,297
TOTAL ASSETS	$979,169	$430,530
LIABILITIES
Deposits:
Demand, noninterest bearing	$175,609	$66,573
Interest bearing	626,986	308,551
Total deposits	802,595	375,124
Other Borrowings	33,034	1,120
Subordinated Debt	20,740	—
Operating Lease Liabilities	4,748	370
Accrued interest payable and other liabilities	8,091	3,242
TOTAL LIABILITIES	869,208	379,856
SHAREHOLDERS’ EQUITY
Preferred stock (At September 30, 2021: $0.00 par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At September 30, 2021: $0.01 par value; 25,000,000 shares authorized; 9,814,447 shares issued and outstanding. At December 31, 2020: $0.01 par value; 14,612,800 shares authorized; 5,715,950 shares issued and 5,691,686 shares outstanding)	98	57
Surplus	82,771	21,604
Retained earnings	24,785	26,009
Accumulated other comprehensive income	2,307	3,192
Treasury stock (0 and 3,321 shares at September 30, 2021 and December 31, 2020, respectively	—	(188)
TOTAL SHAREHOLDERS’ EQUITY	109,961	50,674
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$979,169	$430,530

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$3,267	$2,787	$8,638	$8,570
Other	636	687	1,921	2,152
Total interest and dividend income	3,903	3,474	10,559	10,722
INTEREST EXPENSE
Deposits	504	641	1,470	2,039
Other Borrowings	14	14	25	49
Subordinated Debt	37	—	37	—
Total interest expense	555	655	1,532	2,088
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	3,348	2,819	9,027	8,634
Provision for loan losses	457	44	548	138
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,891	2,775	8,479	8,496
NONINTEREST INCOME
Service charges on deposit accounts	177	224	517	505
Bank-owned life insurance	54	50	176	137
Net realized gains on the sales of debt securities, available for sale	—	—	—	110
Gain on sale of secondary market mortgage loans	53	199	316	296
Other	87	53	549	122
Total noninterest income	371	526	1,558	1,170
NONINTEREST EXPENSE
Salaries and employee benefits	1,151	1,097	3,397	3,265
Occupancy	232	171	507	440
Equipment and data processing	335	205	803	568
Professional fees	75	127	264	301
FDIC insurance	90	13	150	48
Bank Shares Tax	87	74	260	221
Advertising	30	8	57	56
Merger Related Expenses	3,864	—	3,968	—
Other	737	391	1,297	1,015
Total noninterest expense	6,601	2,086	10,703	5,914
Income (Loss) before income tax (benefit) expense	(3,339)	1,215	(666)	3,752
Income tax (benefit) expense	(542)	163	(167)	513
NET INCOME (LOSS)	$(2,797)	$1,052	$(499)	$3,239
EARNINGS (LOSS) PER SHARE, BASIC	$(0.45)	$0.18	$(0.08)	$0.57
EARNINGS (LOSS) PER SHARE, DILUTED	$(0.45)	$0.18	$(0.08)	$0.57
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	6,274,250	5,691,686	5,888,008	5,691,686
DILUTED	6,274,250	5,691,686	5,888,008	5,691,686

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In Thousands)
Net income (loss)	$(2,797)	$1,052	$(499)	$3,239
Components of other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	(599)	470	(1,120)	2,624
Tax effect	126	(99)	235	(551)

Reclassification adjustment for debt securities gains realized in net income	—	—	—	(110)
Tax effect	—	—	—	23
Total other comprehensive income (loss)	(473)	371	(885)	1,986
Total comprehensive income (loss)	$(3,270)	$1,423	$(1,384)	$5,225

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2021*	5,715,950	$57	$21,604	$27,823	$2,780	$(188)	$52,076
Net loss	—	—	—	(2,797)	—		(2,797)
Dividends declared ($0.04 per share)*	—	—	—	(241)	—	—	(241)
Impact of merger with GNB Financial Services, Inc.	4,098,497	41	61,167	—	—	188	61,396
Other comprehensive loss	—	—	—	—	(473)	—	(473)
Balance, September 30, 2021	9,814,447	$98	$82,771	$24,785	$2,307	$0	$109,961

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
Balance, June 30, 2020*	5,715,950	$57	$21,604	$24,890	$2,599	$(188)	$48,962
Net income	—	—	—	1,052	—	—	1,052
Dividends declared ($0.04 per share)*	—	—	—	(233)	—	—	(233)
Other comprehensive income	—	—	—	—	371	—	371
Balance, September 30, 2020	5,715,950	$57	$21,604	$25,709	$2,970	$(188)	$50,152

* Common Stock Share, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements

LINKBANCORP, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	*	5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674
Net loss		—	—	—	(499)	—	—	(499)
Dividends declared ($0.13 per share)		—	—	—	(725)	—	—	(725)
Impact of merger with GNB Financial Services, Inc.		4,098,497	41	61,167	—	—	188	61,396
Other comprehensive loss		—	—	—	—	(885)	—	(885)
Balance, September 30, 2021		9,814,447	$98	$82,771	$24,785	$2,307	$0	$109,961

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	*	5,715,950	$57	$21,604	$23,249	$984	$(188)	$45,706
Net income		—	—	—	3,239	—	—	3,239
Dividends declared ($0.14 per share)		—	—	—	(779)	—	—	(779)
Other comprehensive income		—	—	—	—	1,986	—	1,986
Balance, September 30, 2020		5,715,950	$57	$21,604	$25,709	$2,970	$(188)	$50,152

* Common Stock Share, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2021	2020
OPERATING ACTIVITIES	Unaudited
Net income (loss)	$(499)	$3,239
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	548	138
Depreciation	376	180
Amortization of intangible assets	320	51
Amortization of premiums and discounts on investment securities, net	1,170	609
Origination of loans to be sold	(12,079)	(22,111)
Proceeds from loan sales	13,192	22,407
Gain on sale of loans	(316)	(296)
Bank-owned life insurance income	(176)	(137)
Gain on sale of debt securities, available for sale	—	(110)
Change in accrued interest receivable and other assets	457	(702)
Change in accrued interest payable and other liabilities	2,424	(429)
Net cash provided by operating activities	5,417	2,839

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	5,706
Proceeds from calls and maturities	1,380	11,399
Proceeds from principal repayments	16,332	9,509
Purchases	(14,192)	(70,419)
Purchase of certificates of deposit with other banks	(249)	(498)
Proceeds from redemptions of certificates of deposit with other banks	4,223	2,241
Purchase of restricted investment in bank stocks	(500)	(803)
Redemption of restricted investment in bank stocks	221	149
(Increase) Decrease in loans, net	(16,708)	6,952
Purchase of bank-owned life insurance	-	(2,000)
Payment of death benefit under bank-owned life insurance	218	-
Purchase of premises and equipment	(111)	(109)
Net cash acquired through merger and acquisition	39,885	-
Net cash provided by (used for) investing activities	30,499	(37,873)

FINANCING ACTIVITIES
Increase in deposits, net	36,311	50,930
Repayments of long-term borrowings	(1,120)	(1,225)
Dividends paid	(725)	(779)
Net cash provided by financing activities	34,466	48,926
Increase in cash and cash equivalents	70,382	13,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,162	27,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,544	$41,600

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURES	Unaudited
Cash paid during the period for:
Interest	$1,614	$2,206
Income taxes	$560	$545
MERGER AND ACQUISITION CASH FLOW DISCLOSURES
Non-cash assets acquired:
Securities available for sale	3,111	—
Loans	415,905	—
Investments in restricted bank stock	1,039	—
Premises and equipment	2,087	—
Right-to-Use Asset	4,384	—
Bank-owned life insurance	4,784	—
Goodwill and other intangible assets	34,425	—
Deferred tax assets	3,591	—
Accrued interest receivable and other assets	3,868	—
Liabilities assumed:		—
Deposits	391,160	—
Other borrowings	33,034	—
Subordinated debt	20,740	—
Operating lease liabilities	4,384	—
Accrued interest payable and other liabilities	2,026	—
Net equity acquired	61,396	—
Cash and cash equivalents acquired	$49,962	$—

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations

LINKBANCORP, Inc. (the “Company”) was incorporated on April 6, 2018, under the laws of the Commonwealth of Pennsylvania. The Company was formed with the intent of becoming a bank holding company through acquisition of a bank.

On September 17, 2018, the Pennsylvania Department of Banking and Securities (the "PADOBS") approved the acquisition of 100 percent of the shares of Stonebridge Bank, subject to recapitalization of the bank and continued compliance with capital ratios outlined in Note 10. On October 5, 2018, LINKBANCORP, Inc. purchased 100 percent of the outstanding shares of Stonebridge Bank, from its former parent company Stonebridge Financial Corp. under section 363 of the Bankruptcy Code. LINKBANCORP subsequently renamed the bank LINKBANK.

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank (the "Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution. The merger was consummated effective September 18, 2021.

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its ten Solution Centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties within Pennsylvania. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

Basis of Presentation

The merger of GNBF with and into the Company was accounted for as a reverse acquisition using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805 Business Combinations. As such, GNBF was the accounting acquirer and LINKBANCORP was the accounting acquiree. Accordingly, GNBF's historical financial statements are the historical financial statements of the combined company for all periods prior to September 18, 2021 (the "Merger Date").

The Company’s results of operations for the third quarter of 2021 include the results of operations of the combined company on and after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of GNBF and do not include the results of operations of LINKBANCORP, Inc. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of GNBF common stock in the Merger. The assets and liabilities of LINKBANCORP, Inc. as of the Merger Date have been recorded at their estimated fair value and added to those of GNBF. See Note 2. Merger for further information.

The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the GNBF audited consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company’s definitive prospectus dated August 12, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 12, 2021.

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

The determination of the fair value of the Company incorporates assumptions that marketplace participants would use in their estimates of fair value of the Company in a change of control transaction, as prescribed by ASC Topic 820.

To arrive at a conclusion of fair value, we utilize both the Income and Market Approach and then apply weighting factors to each result. Weighting factors represent our best business judgment of the weightings a market participant would utilize in arriving at a fair value for the Company. In performing our analyses, we also made numerous assumptions with respect to industry performance, business, economic and market conditions, and various other matters, many of which cannot be predicted and are beyond our control. With respect to financial projections, projections reflect the best currently available estimates and judgments as to the expected future financial performance of the Company.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: agriculture, commercial and industrial, commercial real estate, and municipal. Consumer loans consist of the following classes: residential real estate, and other consumer.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no material changes in the Bank’s accounting policies or methodology related to the allowance for loan losses during the three months ended and nine months ended September 30, 2021.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans considering historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding sixteen quarters. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer, and business spending as a result of unemployment and reduced credit availability and lack of confidence in the economy. The historical experience is adjusted for the following qualitative factors: (a) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (b) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio; (c) changes in levels or trends in charge-offs and recoveries; (d) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss; (e) changes in the nature and volume of the loan portfolio and terms of loans; (f) changes in lending policies and procedures, risk selection and underwriting standards; (g) changes in the experience, ability and depth of lending management and other relevant staff; (h) quality of loan review; (i) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions. The Company uses peer data when they have insufficient history to use their own loss data. The peer group is made up of various Bank’s with similar size and geographical location to obtain comparable data.

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

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Purchased Credit Impaired Loans

The Company purchased loans in connection with the Merger. These purchased credit impaired (“PCI”) loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimate indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Such PCI loans are accounted for individually, and the Company estimates the amount and timing of expected cash flows for each loan. The expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not amortized over the remaining life of the loan (nonaccretable difference).

For loans purchased that did not show evidence of credit deterioration, the difference between the fair value of the loan at the acquisition date and the loan’s face value is being amortized as a yield adjustment over the estimated remaining life of the loan using the effective interest method.

Investment in Restricted Stock, at Cost

The Company holds restricted stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Atlantic Community Bancshares, Inc. (“ACBB”) which is carried at cost. The Company holds $194 and $170 of ACBB stock at September 30, 2021 and December 31, 2020, respectively. The Company holds $3,392 and $2,062 of FHLB stock at September 30, 2021 and December 31, 2020, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

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

Stock Warrants

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of September 30, 2021 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.

Based on the contractual terms, the warrants do not fall within the scope of ASC 480-10, Distinguishing Liabilities from Equity, and they meet the requirements within ASC 815, Derivatives and Hedging, to be classified within shareholders’ equity. The fair value of these shares upon issuance using the Black-Scholes model was zero, based on the fair value for the stock on the date of grant.

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

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(2,797)	$1,052	$(499)	$3,239
Basic weighted average common shares outstanding	6,274,250	5,691,686	5,888,008	5,691,686
Net effect of dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	6,274,250	5,691,686	5,888,008	5,691,686
Net income per common share:
Basic	$(0.45)	$0.18	$(0.08)	$0.57
Diluted	$(0.45)	$0.18	$(0.08)	$0.57

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2021. There were no anti-dilutive securities in 2020.

Warrants	$1,537,484
Share-based compensation awards	148,200
Total anti-dilutive securities	$1,685,684

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

2. MERGER

As described in Note 1. Summary of Significant Accounting Policies, effective September 18, 2021 the Company completed its merger with GNBF.

Pursuant to the Merger Agreement, GNBF merged with and into LINKBANCORP, Inc. with LINKBANCORP, Inc. as the surviving corporation. Additionally, LINKBANK, the wholly owned subsidiary of LINKBANCORP, Inc. merged with and into The Gratz Bank, a wholly owned subsidiary of GNBF with The Gratz Bank as the surviving bank subsidiary of the Company. This transaction, in total, is herein referred to as the Merger.

The Merger constituted a business combination and was accounted for as a reverse acquisition using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805 Business Combinations. As such, GNBF was the accounting acquirer and LINKBANCORP, Inc. was the accounting acquiree and the historical financial statements of the combined company are the historical financial statements of GNBF.

Under the Merger Agreement, GNBF shareholders had the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINKBANCORP, Inc. common shares for each share they own. The agreement provided for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNBF common shares outstanding will be exchanged for LINKBANCORP, Inc. common stock. The Merger was effective on September 18, 2021, with the GNBF shareholders collectively electing to receive cash for 14.865% of their shares and LINKBANCORP, Inc. common shares for 85.135% of existing GNBF shares. These elections resulted in LINKBANCORP issuing 4.85 million common shares to GNBF shareholders which represented approximately 49.4% of the post-merger outstanding common shares of the Company.

In accordance with FASB ASC 805-40-30-2, the fair value consideration of a reverse acquisition is determined based on a number of hypothetical equity interest the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.

The total fair value consideration was $71.5 million which consisted of $54.0 million for the fair value of common stock issued, $10.1 million in cash consideration and $7.4 million for the fair value of LINKBANCORP, Inc. options and warrants. The consideration assigned to cash and common stock in this reverse acquisition was determined based on the hypothetical number of equity interests that GNBF would have had to issue to give LINK shareholders a 50.62% ownership, the same percentage equity interest in the combined entity that results from the reverse acquisition. The allocation of the consideration assigned to cash and common stock was allocated between the actual cash to be paid by the legal acquirer with the resultant amount being assigned to common equity.

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the fair value consideration paid for GNBF as of the date of acquisition:

Total GNBF common shares outstanding	779,000
GNBF shares outstanding exchanged for LINKBANCORP, Inc. common stock	663,240
GNBF shares outstanding exchanged for cash	115,760
Exchange Ratio	7.3064
LINKBANCORP, Inc. shares to be issued to GNBF shareholders	4,845,897
LINKBANCORP, Inc. Shares currently outstanding	4,968,550
Total LINKBANCORP, Inc. shares to be outstanding	9,814,447

GNBF pro forma common share % ownership	49.38%
LINKBANCORP, Inc. pro forma common share % ownership	50.62%

Reverse Acquisition Hypothetical Purchase Price Consideration
GNBF shares outstanding exchanged for LINKBANCORP, Inc. common stock	663,240
Ownership % to be owned by current GNBF shareholders	49.38%
Hypothetical GNBF shares outstanding based on GNBF % ownership	1,343,267
Ownership % by legacy LINKBANCORP, Inc. shareholders	50.62%
Hypothetical GNBF shares to be issued as consideration	680,027
Fair value of GNBF shares (LINKBANCORP, Inc. fair value per share of $12.90 as of 9/17/2021 multiplied by the exchange rate)	$94.25
Purchase price assigned to hypothetical GNBF shares issued to LINKBANCORP, Inc. shareholders	$64,094

LINKBANCORP, Inc. options and warrants	1,962,484
Fair value per options and warrants	$3.76
Purchase price assigned to LINKBANCORP, Inc. options and warrants	7,379
Total purchase price consideration	$71,473

Pro Forma Purchase Price Allocation Between Stock & Cash:
Cash consideration	$10,077
Common Stock	61,396
Total Purchase Price For Accounting Purposes	$71,473

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, the Company records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company is continuing to finalize the purchase price allocations related to the Merger. Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Merger is allocated in the table below. These allocations are subject to change.

Total Consideration in the Merger		$71,473

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$49,962
Securities available for sale	3,111
Loans	415,905
Premises and equipment	2,087
Intangible assets	1,246
Investment in bank owned life insurance	4,784
Deferred taxes	3,591
Other assets	9,351
Total Assets Acquired	490,037

Calculated Fair Value of Liabilities Assumed
Deposits	391,160
Long term borrowings	33,034
Subordinated debt	20,740
Other liabilities	6,809
Total Liabilities Assumed	451,743
Net Assets Acquired		38,294
Goodwill From the Merger		$33,179

The following table summarizes the Merger as of September 18, 2021:

Total Consideration in the Merger		$71,473

LINKBANCORP, Inc. stockholders’ equity	$43,124
LINKBANCORP, Inc. goodwill and intangibles	(1,353)

Loans
Interest rate	(1,521)
General credit	(6,346)
Credit adjustment for loans acquired with deteriorated credit quality	(1,243)
Remove existing deferred loan fees, net at acquisition	1,192
Remove the allowance for loan losses present at acquisition	4,953
Intangible assets	1,146
Other assets	(662)

Time deposits	(231)
Subordinated debt	(765)
		38,294
Goodwill From the Merger		$33,179

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Pursuant to the accounting requirements, the Company assigned a fair value to the assets acquired and liabilities assumed of LINKBANCORP, Inc. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of LINKBANCORP, Inc. were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities were determined using Level 1 and Level 2 inputs in the fair value hierarchy. A fair value premium of $96 thousand was recorded and will be amortized over the estimated life of the investments using the interest rate method.

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment for the acquired loan portfolio. The three fair value adjustments employed were for loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments and for ASC 310-30 purchased credit impaired loans a specific credit fair value adjustment was made. The acquired loans were recorded at fair value at the acquisition date without carryover of LINKBANCORP, Inc.’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with an unpaid principal balance of $425.0 million.

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired.

Unpaid principal balance at merger	$425,015
Interest rate fair value adjustment on pools of homogeneous loans	(1,520)
Credit fair value adjustment on pools of homogeneous loans	(6,347)
Credit fair value adjustment on purchased credit impaired loans	(1,243)
Fair value of acquired loans	$415,905

For loans acquired without evidence of credit quality deterioration were grouped into homogeneous pools by characteristics such as loan type, term, collateral, and rate. Market rates for similar loans were obtained from various internal and external data sources. From each pool a monthly expected cash flow was prepared that incorporated expected monthly payments, impact of prepayments and expected monthly net charge-offs. A discounted cash flow was calculated for each pool to estimate the fair value. In this analysis the fair value adjustment was bifurcated into two components an interest rate fair value adjustment and a general credit fair value adjustment. Additionally, it is noted the credit fair value adjustment incorporated assumptions for: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

For loans acquired with evidence of credit quality deterioration, ASC 310-30 loans, the fair value was calculated with a non-accretable fair value discount based on an adjusted collateral value and if there was a collateral shortfall a non-accretable discount was established. This non-accretable discount would not be amortized for GAAP purposes. In additional an accretable yield fair value discount was created to reflect the time value of money a market participant would discount the loan for the time it would take to recover the adjusted collateral value. The accretable yield fair value will be recognized over the workout period of the loan on a level yield basis as a component of interest income.

 The following table presents the acquired purchased credit impaired loans receivable at the merger date:

Contractual principal and interest at merger	$8,509
Nonaccretable difference	(2,716)
Expected cash flows at merger	5,793
Accretable yield	(409)
Fair value of purchased credit impaired loans	$5,384

Facilities Leases

The Company assumed leases on four facilities of LINKBANCORP, Inc.. The Company believed that the current lease costs were at market terms therefore no fair value adjustment is needed. It is noted that LINKBANCORP, Inc. did not operate any owned facilities.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the higher cost of alternative funding sources available through national brokered CD offering rates and FHLB advance rates. The projected cash flows were developed using expected deposit attrition. The core deposit intangible will be amortized over ten years using the sum-of-years digits method.

Time Deposits

The fair value adjustment for time deposits was based on a discounted cash flow methodology of the contract rates and contractual repayments of fixed maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit fair value adjustment will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Long Term Borrowings

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company reviewed the cost of the borrowings to market interest rates for similar instruments and believed that the rates were comparable and that no fair value adjustment was recorded.

Subordinated Debt

The fair value of the subordinated debt was determined using a discounted cash flow method using a market participant discount rate for similar instruments. The subordinated debt fair value adjustment will be amortized into income on a level yield amortization method based upon the assumed market rate and the term of the subordinated debt.

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of GNBF and LINKBANCORP, Inc. as if the Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the three and nine months ended September 30, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had GNBF merged with LINKBANCORP, Inc. at the beginning of 2020. The pro forma amounts for the three and nine months ended September 30, 2021 and 2020 do not reflect the anticipated cost savings that have not yet been realized.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest income	$6,751	$6,071	$20,487	$17,432
Non-interest income	514	695	1,970	1,536
Net income (loss)	(78)	1,993	6,483	2,960
Basic earnings (loss) per common share	$(0.01)	$0.21	$0.66	$0.32
Diluted earnings (loss) per common share	$(0.01)	$0.21	$0.63	$0.31

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	September 30, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. government agency securities	$6,254	$72	$—	$6,326
Small Business Administration loan pools	6,460	133	(39)	6,554
Obligations of state and political subdivisions	47,653	2,316	(51)	49,918
Mortgage-backed securities in government-sponsored entities	59,461	651	(162)	59,950
Total available-for-sale securities	$119,828	$3,172	$(252)	$122,748

	December 31, 2020
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$7,835	$198	$(39)	$7,994
Obligations of state and political subdivisions	49,167	2,895	(3)	52,059
Mortgage-backed securities in government-sponsored entities	64,406	1,068	(80)	65,394
Total available-for-sale securities	$121,408	$4,161	$(122)	$125,447

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$1,761	$(25)	$1,258	$(14)	$3,019	$(39)
Obligations of state and political subdivisions	3,644	(51)	—	—	3,644	(51)
Mortgage-backed securities in government-sponsored entities	21,060	(162)	—	—	21,060	(162)
Total available-for-sale securities	$26,465	$(238)	$1,258	$(14)	$27,723	$(252)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$2,059	$(9)	$1,539	$(30)	$3,598	$(39)
Obligations of state and political subdivisions	557	(3)	—	—	557	(3)
Mortgage-backed securities in government-sponsored entities	12,245	(80)	—	—	12,245	(80)
Total available-for-sale securities	$14,861	$(92)	$1,539	$(30)	$16,400	$(122)

The Company reviews its position quarterly and has asserted that as of September 30, 2021 and December 31, 2020, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were thirty-three and nineteen debt securities with unrealized losses at September 30, 2021 and December 31, 2020, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

Amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	September 30, 2021
(In Thousands)	Amortized Cost	Fair Value
Available for Sale:
Due within one year	$3,275	$3,280
Due after one year through five years	60,013	60,751
Due after five years through ten years	23,607	24,126
Due after ten years	32,933	34,591
	$119,828	$122,748

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes sales of debt securities:

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Proceeds	$—	$5,706
Gross gains	$—	$221
Gross losses	—	(111)
Net gain	$—	$110

The Company had pledged debt securities with a carrying value of $53,069 and $52,100 to secure public monies as of September 30, 2021 and December 31, 2020, respectively.

4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	September 30, 2021	December 31, 2020
Agriculture loans	$8,873	$11,246
Commercial loans	83,742	21,534
Paycheck Protection Program ("PPP") loans	39,794	—
Commercial real estate loans	309,079	27,261
Residential real estate loans	216,526	167,536
Consumer loans	4,309	2,514
Municipal loans	6,351	6,749
	668,672	236,840
Less:
Deferred fees	(274)	(256)
Allowance for loan losses	(3,335)	(2,789)
Total	$665,063	$233,795

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate. In the normal course of business, the Company extends loans to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. The balance of these loans and extensions of credit totaled $7,020 and $2,586 as of September 30, 2021 and December 31, 2020, respectively.

5.
ALLOWANCE FOR LOAN LOSSES

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Company’s management and Board of Directors to monitor risk and performance within various segments of its loan portfolio and, therefore, no further disaggregation is considered necessary. The Company’s loan portfolio consists primarily of real estate loans on commercial and residential property. The portfolio also includes agricultural loans, commercial loans, municipal loans, and consumer loans.

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

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Construction and Land loans are to finance the construction of owner-occupied and income producing properties. These loans are categorized within commercial or one-to-four family residential loans based upon the underlying collateral and intended use following the completion of the construction period. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Construction loan funds are disbursed periodically based on the percentage of construction or development completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. The Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

In addition to the main types of loans discussed above, the Company also originates agricultural loans, consumer loans, and municipal loans. The agricultural loan portfolio consists of loans to local farmers and agricultural businesses that are generally secured by farmland and equipment. The consumer loan portfolio consists of lending in the form of home equity loans secured by financed property and personal consumer loans, which may be secured or unsecured. The municipal loan portfolio consists of loans to qualified local municipalities, which are generally supported by the taxing authority of the borrowing municipality, and is frequently secured by collateral.

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

Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed for each portfolio segment:

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at September 30, 2021 and December 31, 2020.

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the activity in the allowance for loan losses by loan class for the three-month periods ended September 30, 2021 and 2020.

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	For the Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$98	$350	$342	$1,670	$23	$16	$376	$2,875
Charge-offs	—	—	—	(2)	—	—	—	(2)
Recoveries	—	1	—	4	—	—	—	5
Provision	31	107	21	698	(3)	13	(410)	457
Ending balance	$129	$458	$363	$2,370	$20	$29	$(34)	$3,335
	For the Three Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$129	$292	$264	$1,640	$33	$17	$419	$2,794
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	(5)	(1)	43	47	(3)	2	(39)	44
Ending balance	$124	$291	$307	$1,687	$30	$19	$380	$2,838

The following table summarizes the activity in the allowance for loan losses by loan class for the nine month periods ended September 30, 2021 and 2020.

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	For the Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789
Charge-offs	—	—	—	(49)	—	—	—	(49)
Recoveries	—	19	—	28	—	—	—	47
Provision	9	149	49	689	(15)	11	(344)	548
Ending balance	$129	$458	$363	$2,370	$20	$29	$(34)	$3,335
	For the Nine Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$152	$312	$255	$1,707	$43	$13	$220	$2,702
Charge-offs	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	—	—	—	—	—	—
Provision	(28)	(21)	52	(20)	(11)	6	160	138
Ending balance	$124	$291	$307	$1,687	$30	$19	$380	$2,838

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The increase in the allowance for loan losses allocated to the residential real estate loans can be attributed to the increase in the carrying value of loans that have been risk rated as Special Mention and Substandard as of September 30, 2021. Please see the "Credit Quality Information" section below for further details.

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at September 30, 2021 and December 31, 2020. (in thousands)

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	As of September 30, 2021
Allowance for loan losses:
Ending balance	$129	$458	$363	$2,370	$20	$29	$(34)	$3,335
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$129	$458	$363	$2,370	$20	$29	$(34)	$3,335
Loans:
Ending balance	$8,873	$123,536	$309,079	$216,526	$4,309	$6,351		$668,672
Ending balance: individually evaluated for impairment	$—	$—	$—	$136	$—	$—		$136
Ending balance: loans acquired with deteriorated credit quality	$—	$1,918	$3,467	$—	$—	$—		$5,385
Ending balance: collectively evaluated for impairment	$8,873	$123,536	$309,079	$216,390	$4,309	$6,351		$668,536

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	As of December 31, 2020
Allowance for loan losses:
Ending balance	$120	$290	$314	$1,702	$35	$18	310	$2,789
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$120	$290	$314	$1,702	$35	$18	310	$2,789
Loans:
Ending balance	$11,246	$21,534	$27,261	$167,536	$2,514	$6,749		$236,840
Ending balance: individually evaluated for impairment	$—	$2	$—	$295	$—	$—		$297
Ending balance: collectively evaluated for impairment	$11,246	$21,532	$27,261	$167,241	$2,514	$6,749		$237,137

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $5,384 at September 30, 2021.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all PCI loans acquired through the Merger was $6,627 and the estimated fair value of the loans was $5,384. Total contractually required payments on these loans, including interest, at acquisition was $8,509. The Company's preliminary estimate of expected cash flows was $5,793 at the acquisition date. The Company established a credit risk related non-accretable discount of $2,716 relating to these impaired

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $409 relating to these impaired loans.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2021 and December 31, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of September 30, 2021 and December 31, 2020:

(In Thousands)		Special
As of September 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$8,873	—	—	—	$8,873
Commercial loans	$118,991	2,935	1,610	—	$123,536
Commercial real estate loans	$302,878	1,925	4,276	—	$309,079
Residential real estate loans	$214,889	310	1,327	—	$216,526
Consumer loans	$4,309	—	—	—	$4,309
Municipal loans	$6,351	—	—	—	$6,351
Total	$656,289	$5,170	$7,213	$—	$668,672

(In Thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$11,246	—	—	—	$11,246
Commercial loans	$21,259	—	275	—	$21,534
Commercial real estate loans	$27,261	—	—	—	$27,261
Residential real estate loans	$166,968	—	568	—	$167,536
Consumer loans	$2,514	—	—	—	$2,514
Municipal loans	$6,749	—	—	—	$6,749
Total	$235,997	$—	$843	$—	$236,840

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past-due loans.

	September 30, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$161	$—	$—	$161	$8,712	$—	$8,873	$—
Commercial loans	3	—	—	3	121,615	1,918	123,536	—
Commercial real estate loans	2,112	6	147	2,265	303,347	3,467	309,079	147
Residential real estate loans	1,121	387	—	1,508	215,018	—	216,526	—
Consumer loans	46	1	—	47	4,262	—	4,309	—
Municipal loans	—	—	—	—	6,351	—	6,351	—
Total	$3,443	$394	$147	$3,984	$659,303	$5,385	$668,672	$147

	December 31, 2020
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$171	$—	$—	$171	$11,075	$11,246	$—
Commercial loans	66	—	6	72	21,462	21,534	—
Commercial real estate loans	1,297	—	—	1,297	25,964	27,261	—
Residential real estate loans	1,248	831	338	2,417	165,119	167,536	147
Consumer loans	69	26	—	95	2,419	2,514	—
Municipal loans	—	—	—	—	6,749	6,749	—
Total	$2,851	$857	$344	$4,052	$232,788	$236,840	$147

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

As of September 30, 2021
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	136	170	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	136	170	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$136	$170	$—

As of December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	1	6	—
Commercial real estate loans	—	—	—
Residential real estate loans	247	286	—
Consumer loans	—	—	—
Municipal loans	—	—	—

With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$—	$—	$—
Commercial loans	1	6	—

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Commercial real estate loans	—	—	—
Residential real estate loans	247	286	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$248	$292	$—

	For the Three Months Ended September 30,
	2021		2020
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	138	—	326	1
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	—	—	—	—
	138	—	326	1
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	3	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	45	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	—	—	—	—
	—	—	48	—
Total	$138	$—	$374	$1

	For the Nine Months Ended September 30,
	2021		2020
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	141	—	334	4
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	—	—	—	—
	141	—	334	4
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	3	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	45	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	—	—	—	—
	—	—	48	—
Total	$141	$—	$382	$4

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table present nonaccrual loans by classes of the loan portfolio:

(In Thousands)	September 30, 2021	December 31, 2020
Agriculture loans	$—	$—
Commercial loans	46	48
Commercial real estate loans	—	—
Residential real estate loans	370	421
Consumer loans	—	—
Municipal loans	—	—
Consumer	—	—
Total	$416	$469

Approximately $309,079 or 46.2% of the Bank’s loan portfolio was in commercial real estate loans at September 30, 2021. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Bank mitigates this risk through conservative underwriting policies and procedures. In addition, $83,334 of real estate-commercial loans were owner occupied properties as of September 30, 2021. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.

At September 30, 2021 and December 31, 2020, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0 and $1,120, respectively.

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

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of September 30, 2021 and December 31, 2020, the Company had no loans identified as TDRs. There were also no new loan modifications during the periods that were considered TDRs.

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

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, the Company had 3 loans totaling $8,558 that remain on a CARES Act modification.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.
6.
DEPOSITS

Deposit accounts are summarized as follows:

	September 30, 2021		December 31, 2020
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$175,609	21.88%	$66,573	17.75%
Demand, interest-bearing	217,857	27.14	158,708	42.31
Money market and savings	207,460	25.85	69,188	18.44
Time deposits, $250 and over	55,844	6.96	33,853	9.02
Time deposits, other	145,825	18.17	46,802	12.48
	$802,595	100.0%	$375,124	100.0%

The scheduled maturities of time deposits are as follows:

(In Thousands)	September 30, 2021	December 31, 2020
One year or less	$138,330	$46,325
More than one year to two years	30,789	12,414
More than two years to three years	17,103	9,904
More than three years to four years	7,612	3,980
More than four years to five years	7,224	7,542
More than five years	611	490
Total	$201,669	$80,655

There were $20,000 brokered deposits outstanding at September 30, 2021 maturing in November 2021 and no brokered deposits as of December 31, 2020.

7.
STOCK-BASED COMPENSATION

On May 14, 2019, the Company’s shareholders approved the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “Plan”).The Plan authorizes the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP, Inc. common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP, Inc.’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP, Inc. or its subsidiaries are eligible to receive awards under the plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The table below provides details of the Company's stock options at September 30, 2021.

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, September 30, 2021	405,000	$10.22	7.9	$1,286
Exercisable at period end	145,900	$10.00	7.7	$496

The exercise prices for options outstanding as of September 30, 2021 ranged from $10.00 to $11.78. Because the stock options issued by the Company historically relate to LINKBANK employees and given the reverse acquisition accounting described in Note 1 paired with the timing of the Merger between the Company and GNBF, the Company recognized no compensation expense during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021, the total unrecognized stock-based compensation costs totaled $276 and will be recognized ratably as expense through December 31, 2026.

8.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of September 30, 2021, and December 31, 2020, the Company has a reserve related to credit losses for off-balance sheet instruments totaling $54, which is included in other liabilities.

At September 30, 2021 and December 31, 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	September 30, 2021	December 31, 2020
Unfunded commitments under lines of credit:
Home equity loans	$16,917	$6,815
Commercial real estate, construction, and land development	23,297	3,801
Commercial and industrial	113,347	35,517
Other	4,663	1,081
Total	$158,224	$47,214

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

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

9.
LEASE COMMITMENTS AND CONTINGENCIES

The following table presents the lease cost associated with leases for the three and nine months ending September 30, 2021. Total rent expense recorded during the three and nine months ended September 30, 2020 was $16, and $49, respectively. The Company leases its administration and operating facility and six offices under lease agreements with various expirations through March 2031.

Lease cost (In Thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Amortization of right-of-use asset	$14	$43
Interest expense	2	6
Total lease cost	$16	$49
Weighted-average remaining term (years)		13.1
Weighted-average discount rate		4.9%

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

The following table presents the undiscounted cash flows due related to operating leases as of September 30, 2021:

(In Thousands)	Amount
2021	$126
2022	510
2023	511
2024	502
2025 and thereafter	4,937
Total Undiscounted Cash Flows	$6,586
Discount on Cash Flows	(1,838)
Total lease liabilities	$4,748

10.
REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The Bank and Company are subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of September 30, 2021, the Bank has met all capital adequacy requirements to which they are subject.

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

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face limitations on dividends, stock repurchases and certain discretionary bonus payments to management based on the amount of the shortfall. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50%.

The following tables present actual and required capital ratios as of September 30, 2021 and December 31, 2020 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations:

	September 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$78,409	11.78%	$36,484	14.33%
For capital adequacy purposes	53,237	8.00	20,367	8.00
To be well capitalized	66,546	10.00	24,459	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$75,020	11.27%	$33,666	13.22%
For capital adequacy purposes	39,928	6.00	15,275	6.00
To be well capitalized	53,237	8.00	20,367	8.00
Common equity
(to risk-weighted assets)
Actual	$75,020	11.27%	$33,666	13.22%
For capital adequacy purposes	29,946	4.50	11,456	4.50
To be well capitalized	43,255	6.50	16,548	6.50
Tier 1 capital
(to average assets)
Actual	$75,020	17.80%	$33,666	7.90%
For capital adequacy purposes	16,856	4.00	17,054	4.00
To be well capitalized	21,071	5.00	21,317	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to lower the community bank leverage ratio to 8% beginning in the second calendar quarter of 2020 through the end of 2020. In 2021, the community bank leverage ratio increased to 8.5% for the calendar year. The community bank leverage ratio requirement will return to 9% effective January 1, 2022. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2021, the Bank had not elected to be subject to the alternative framework.

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

11.
FAIR VALUE MEASUREMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in an estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts The Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements accounting guidance (FASB ASC 820, Fair Value Measurements), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At September 30, 2021		At December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$103,544	$103,544	$33,162	$33,162
Certificates of deposit with other banks	13,077	13,077	17,051	17,051
Loans (Level 3)	665,063	666,764	233,795	236,030
Accrued interest receivable (Level 1)	4,202	4,202	1,675	1,675
Restricted investments in bank stock (Level 1)	3,586	3,586	2,268	2,268
Cash surrender value of life insurance (Level 1)	13,683	13,683	8,941	8,941
Financial liabilities:
Non-maturity deposits (Level 1)	600,926	600,926	294,469	294,469
Time Deposits (Level 3)	201,669	201,450	80,655	81,164
Long-term borrowings (Level 3)	33,034	33,034	1,120	1,116
Subordinated Notes (Level 3)	20,740	20,740	—	—
Accrued interest payable (Level 1)	477	477	233	233

LINKBANCORP, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	September 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Agency securities	$—	$6,326	$—	$6,326
Small Business Administration loan pools	—	6,554	—	6,554
Obligations of state and political subdivisions	—	49,918	—	49,918
Mortgage backed securities	—	59,950	—	59,950
Total	$—	$122,748	$—	$122,748

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$7,994	$—	$7,994
Obligations of state and political subdivisions	—	52,059	—	52,059
Mortgage backed securities	—	65,394	—	65,394
Total	$—	$125,447	$—	$125,447

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2021 are presented in the table below. There were no impaired loans measured at their fair value on a nonrecurring basis as of December 31, 2020.

	September 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$136	$136

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	September 30, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$136	Appraisal of collateral	(1)	Liquidation expenses	10%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statement and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Overview and Strategy
•
Comparison of Financial Condition at September 30, 2021 and December 31, 2020
•
Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020
•
Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020
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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources, and infrastructure;
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
•
our ability to successfully integrate into our operations GNBF’s assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
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

Completion of Merger

On September 18, 2021, LINKBANCORP, Inc. ("LINKBANCORP" or the "Company"), completed its previously announced merger with GNB Financial Services, Inc. ("GNBF") (the “Merger”), with LINKBANCORP as the surviving corporation. Immediately following the Merger, LINKBANK, a wholly-owned subsidiary of LINKBANCORP, merged with and into The Gratz Bank, a wholly-owned subsidiary of GNBF, with The Gratz Bank as the surviving bank. LINKBANK's banking offices will continue to operate as LINKBANK, a division of The Gratz Bank.

Under the Merger Agreement, GNBF shareholders had the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINKBANCORP common shares for each share they own. The agreement provided for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNBF common shares outstanding would be exchanged for LINKBANCORP common stock. The Merger was effective on September 18, 2021, with the GNBF shareholders collectively electing to receive cash for 14.865% of their shares and LINKBANCORP common shares for 85.135% of existing GNBF shares. These elections resulted in LINKBANCORP issuing 4.85 million common shares to GNBF which represented approximately 49.4% of the post-merger outstanding common shares of LINKBANCORP.

As described in Note 2. "Merger," the Merger has been accounted for as a reverse acquisition and, accordingly, the historical financial information of the Company for all periods prior to the Merger Date is that of GNBF and Subsidiaries. For all periods beginning on September 18, 2021 and thereafter, the financial information is that of the combined company. See Note 2. “Merger” of the Notes to the Consolidated Financial Statements for further information.

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

The Company operates primarily through its sole subsidiary, The Gratz Bank and LINKBANK, a division of The Gratz Bank (collectively, the "Bank"), which provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. The Bank focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. The Bank offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.

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

Non-interest income also contributes to our operating results, consisting of service charges on deposit accounts, earnings on bank-owned life insurance, and revenue from the sale of residential mortgage loans to the secondary market and related servicing fees. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.

Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

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

Overall, real GDP decreased by 3.5% for 2020 as compared to an increase of 2.2% in 2019. As a result of the global pandemic, market interest rates have declined significantly during 2020 with the 10-year Treasury bond falling from a high yield of 1.88% on January 2, 2020 to a low of .52% on August 4, 2020. During the third quarter of 2021 U.S. GDP grew at an annualized rate of 2.0%, which is a sizable decrease compared to the second quarter of 2021 which grew at an annualized rate of 6.7%. This slowdown during the third quarter can be attributed to an increase in COVID cases during the quarter as well as continued supply chain bottlenecks which affected consumer spending during the quarter. Additionally, at the beginning of 2020 the Federal Reserve had set the target range for the Fed Funds rate at 1.50% to 1.75% and by March 31, 2020, the Fed Funds target range had been reduced to 0% to 0.25%. The Fed Funds rate has been left unchanged through the remainder of 2020 and through September 30, 2021. Expectations are mixed regarding when the Federal Reserve will begin to increase the Fed Funds rate from its current level and at what increments and frequency. The low interest rate environment and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets at September 30, 2021, were $979.2 million, an increase of $548.7 million, or 127.4%, from $430.5 million at December 31, 2020. The increase in total assets was primarily due to the assets acquired in the Merger, which totaled $523.2 million and consisted of:

(amounts in thousands)
Cash and cash equivalents	$49,962
Securities available for sale	3,111
Loans	415,905
Premises and equipment	2,087
Intangible assets	1,246
Goodwill	33,179
Investment in bank owned life insurance	4,784
Deferred taxes	3,591
Other assets	9,351

Excluding the assets acquired through the Merger, assets would have increased $25.6 million from December 31, 2020.

Cash and cash equivalents increased $70.4 million, or 212.2%, from $33.2 million at December 31, 2020 to $103.5 million at September 30, 2021. The increase was primarily due to:

Primary Cash Inflows

•
Cash provided by operating activities of $5.7 million;
•
Net cash acquired through the Merger of $39.9 million;
•
Net increase in deposits of $36.3 million;
•
Net cash from investment securities (calls, maturities, and principal repayments less purchases) of $3.5 million; and
•
Net proceeds from redemption of certificates of deposits with other banks of $4.0 million

Primary Cash Outflows

•
Repayments of borrowings of $1.1 million;
•
Net increase in loans receivable of $16.7 million; and
•
Payment of dividends of $725 thousand

Securities available-for-sale decreased by $2.7 million, or 2.2%, to $122.7 million at September 30, 2021 from $125.4 million at December 31, 2020. The decrease was due to a decrease in fair value of our holdings of $1.1 million and net amortization of premiums and discounts of $1.2 million. Throughout the year, management attempted to reinvest proceeds from call, maturities, and principal repayments into new securities.

Net loans receivable increased during the nine months ended September 30, 2021 as shown in the table below:

(dollars in thousands)	September 30, 2021	December 31, 2020	Change	%
Agriculture loans	$8,873	$11,246	$(2,373)	(21.10)%
Commercial loans	83,742	21,534	62,208	288.88%
Paycheck Protection Program ("PPP") loans	39,794	—	39,794	N/A
Commercial real estate loans	309,079	27,261	281,818	1033.78%
Residential real estate loans	216,526	167,536	48,990	29.24%
Consumer loans	4,309	2,514	1,795	71.39%
Municipal loans	6,351	6,749	(398)	(5.90)%
Total Loans	668,672	236,840	431,832	182.33%
Deferred (fees) costs	(274)	(256)	(18)	7.03%
Allowance for loan losses	(3,335)	(2,789)	(546)	19.58%
Net Loans	$665,063	$233,795	$431,268	184.46%

The majority of the growth in net loans was a result of the loans acquired through the Merger which totaled $415.9 million.

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic. In accordance with Section 4013 of the CARES Act and the interagency guidance issued on April 7, 2020, these short-term deferrals are not considered troubled debt restructurings. As of September 30, 2021, the Company has 3 loan relationships totaling $8.6 million that remain on a CARES Act modification.

The allowance for loan losses increased $546 thousand from $2.8 million at December 31, 2020 to $3.3 million at September 30, 2021. The primary driver of the increased allowance for loan losses was a provision for loan losses recognized during the nine months ended September 30, 2021 of $548 thousand. During the three and nine months ended September 30, 2021, management noted that a total of 10 loans with an outstanding principal balance of $1.4 million had migrated from the Pass risk rating category to the Substandard category resulting in a need to increase the provision for loan losses. Additionally, management adjusted the qualitative allowance factors to reflect a change in management over the credit portfolio, also adding to the current quarter provision when compared to the same period in the prior year.

Asset quality remained strong at September 30, 2021 with non-performing assets, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, and other real estate owned, was $563 thousand or 0.08% of total gross loans. This is compared to $616 thousand of non-performing assets at December 31, 2020, which equated to 0.26%. Additionally, to compare our allowance for loan losses as a percentage of our gross loans outstanding, the Company also considers the credit fair value adjustment that was made to the loans acquired through the Merger, which totaled $7.6 million at September 30, 2021, in order to capture a truer picture of our overall coverage related to potential loan losses. Our allowance for loan losses and our credit fair value adjustment total $10.9 million at September 30, 2021 and represent 1.62% to our total gross loans, which is an increase from 1.19% at December 31, 2020.

Deposits grew by $427.5 million or 114.0%, from a total of $375.1 million at December 31, 2020 to $802.6 million at September 30, 2021. Changes in the deposit types are presented in the table below:

(dollars in thousands)	September 30, 2021	December 31, 2020	Change	%
Demand, noninterest-bearing	$175,609	$66,573	$109,036	62.1%
Demand, interest-bearing	217,857	158,708	59,149	27.2%
Money market and savings	207,460	69,188	138,272	66.6%
Time deposits, $250,000 and over	55,884	33,853	22,031	39.4%
Time deposits, other	145,785	46,802	98,983	67.9%
Total deposits	$802,595	$375,124	$427,471	53.3%

Of the increase in total deposits of $427.5 million, the deposits assumed in the Merger contributed $391.2 million resulting in deposit growth outside of the Merger of $36.3 million or 9.7% from December 31, 2020. This growth can be partially attributed to the cyclical nature of our municipal deposits, which typically experience a peak in balance at the end of the third quarter of the year. Included in the time deposits balance above were brokered time deposits with a balance of $20.0 million, and $0 as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, other borrowings consisted of $33.0 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which were assumed as part of the Merger. The PPPLF is a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. At December 31, 2020, other borrowings consisted of $1.1 million in FHLB fixed rate advances. Additionally, subordinated debt with a fair value of $20.7 million was assumed as part of the Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Total shareholders’ equity increased by $59.3 million, or 127.5%, from $50.7 million at December 31, 2020, to $110.0 million at September 30, 2021. The increase was primarily attributable to the Merger which added $61.4 million to shareholders' equity. This addition to equity was partially offset by net loss for the nine months ended September 30, 2021 of $499 thousand, dividends paid of $725 thousand and other comprehensive loss for the nine months ended September 30, 2020 of $885 thousand.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

General: Net loss was $2.8 million for the three months ended September 30, 2021, or $(0.45) per diluted share, a decrease in income of $3.8 million compared to net income of $1.1 million, or $0.18 per diluted share, for the three months ended September 30, 2020.

Net loss for the three months ended September 30, 2021, reflected the results of GNBF for the period from July 1, 2021 through September 17, 2021 and the results of the combined company following the completion of the Merger on September 18, 2021 through September 30, 2021.

Net loss for the three months ended September 30, 2021, as compared to the same prior year period was the result of an increase in noninterest expenses of $4.5 million, an increase in the provision for loan losses of $413 thousand and a decrease in non-interest income of $155 thousand, partially offset by an increase in net interest income before provision for loan losses of $529 thousand, and an increase in income tax benefit of $705 thousand.

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

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$53,214	$134	1.00%	$48,051	$117	0.97%
Investments	120,684	502	1.65%	116,075	570	1.95%
Total Cash Equiv. and Investments	173,898	636	1.45%	164,126	687	1.66%
Total Loans	313,636	3,267	4.13%	229,663	2,787	4.81%
Total Earning Assets	487,534	3,903	3.18%	393,789	3,474	3.50%
Other Assets	30,471			18,783
Total Assets	$518,005			$412,572
Interest bearing demand	$168,662	$264	0.62%	$149,925	$327	0.87%
Money market demand	96,450	37	0.15%	71,371	17	0.09%
Time deposits	71,219	203	1.13%	82,748	297	1.42%
Total Borrowings	8,172	51	2.48%	1,776	14	3.13%
Total Interest-Bearing Liabilities	344,503	555	0.64%	305,820	655	0.85%
Non Int Bearing Deposits	90,429			64,528
Total Cost of Funds	$434,932	$555	0.51%	$370,348	$655	0.70%
Other Liabilities	4,459			5,193
Total Liabilities	$439,391			$375,541
Equity	$78,614			$48,206
Total Liabilities & Equity	$518,005			$423,747
Net Interest Income		$3,348			$2,819
Net Interest Spread			2.67%			2.80%
Net Interest Margin			2.72%			2.84%

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2021 vs. 2020 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$4	$13	$17
Investments	(97)	29	(68)
Total Loans	(206)	686	480
Total Earning Assets	(299)	728	429
Interest Expense:
Interest bearing demand	(113)	50	(63)
Money market demand	13	7	20
Time deposits	(56)	(38)	(94)
Total Borrowings	(3)	40	37
Total Interest-Bearing Liabilities	(159)	59	(100)
Change in Net Interest Income	$(140)	$669	$529

Net Interest Income: Net interest income before provision for loan losses increased by $529 thousand, or 18.8%, to $3.3 million for the three months ended September 30, 2021, compared to $2.8 million for the three months ended September 30, 2020. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans, as well as a decrease in interest expense resulting from decreased rates paid on interest-bearing liabilities. The provision for loan losses increased by $413 thousand from $44 thousand for the three months ended September 30, 2020 to $457 thousand for the same period in 2021.

Interest Income: Interest income increased to $3.9 million for the three months ended September 30, 2021, compared with $3.5 million for the three months September 30, 2020. The growth in average balance of earning assets which increased $93.7 million to $487.5 million for the three months ended September 30, 2021 compared to $393.8 million for the comparable period in 2020 contributed $728 thousand in growth of interest income. This growth was partially offset by a decrease in average yield on earning assets which decreased 32 basis points on an annualized basis from 3.50% for the three months ended September 30, 2020 to 3.18% for the three months ended September 30, 2021. In general, the Company experienced a decrease in most all rates on earning assets as a result of the Federal Reserve decreasing the range for the Fed Funds target rate to 0% to 0.25% as of March 31, 2020. This rate reduction along with increased competition for loan originations has resulted in new loans originated since September 30, 2020, generally, earning a lower percentage of interest compared to the loan portfolio existing at September 30, 2020.

Interest Expense: Interest expense decreased by $100 thousand or 15.3% to $555 thousand for the three months ended September 30, 2021, compared to $655 thousand for the three months ended September 30, 2020. The decrease in interest expense was primarily due to the decrease in rates paid on interest bearing liabilities, which decreased 21 basis points on an annualized basis from 0.85% for the three months ended September 30, 2020 to 0.64% for the three months ended September 30, 2021. This decrease in rates was partially offset by an increase in average balances of interest bearing liabilities, which increased $38.7 million to $344.5 million for the three months ended September 30, 2021 compared to $305.8 million for the comparative period in 2020. While the aforementioned lower rate environment has helped the Company reduce overall cost of funds, the evolution of our business has also played a role in this reduction of cost. As the Company continues to grow and mature, we have been able to continue to foster customer relationships that grow core deposits and decrease its reliance upon higher cost time deposits.

Provision for Loan Losses: The provision for loan losses increased by $413 thousand from $44 thousand for the three months ended September 30, 2020 to $457 thousand for the three months ended September 30, 2021. During the three months ended September 30, 2021, management noted that a total of 10 loans with an outstanding principal balance of $1.4 million had migrated from the Pass risk rating category to the Substandard category resulting in a need to increase the provision for loan losses. Additionally, management adjusted the qualitative allowance factors to reflect a change in management over the credit portfolio, also adding to the current quarter provision when compared to the same period in the prior year.

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

Non-interest Income: Non-interest income decreased by $155 thousand to $371 thousand for the three months ended September 30, 2021, from the $526 thousand recognized during the same period of 2020. The decrease was the result of the Company earning $146 thousand less in gains on sale of residential mortgages to the secondary market for the three months ended September 30, 2021 compared to the same period in 2020.

Non-interest Expenses: Non-interest expenses increased $4.5 million or 216.4%, from $2.1 million for the three months ended September 30, 2020, to $6.6 million for the three months ended September 30, 2021. The increase was largely due to Merger related expenses which totaled $3.9 million and represent one-time expenses that have been specifically incurred as a result of the Merger and management would not expect to incur these expenses in future periods where a merger is not present. Additionally, the Company noted (1) an increase of $61 thousand in occupancy expense related to increased property maintenance costs and lease costs for LINKBANK locations post-merger; (2) an increase of $130 thousand in equipment and data processing expenses related to the additional costs contributed to maintaining two operating systems until our system conversion was completed on October 15, 2021; and (3) an increase in FDIC insurance costs of $77 thousand.

Income Tax Benefit/Expense: Income tax benefit for the three months ended September 30, 2021 totaled $542 thousand compared to income tax expense of $163 thousand for the same period in 2020. The income tax benefit recognized for the three months ended September 30, 2021 was the direct result of our net loss adjusted for tax free income and non-deductible expenses including merger related expenses. Since the tax free income did not exceeded our estimated non-deductible expenses for the three months ended September 30, 2021, the Company recognized an income tax benefit at an effective tax rate of 16% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the three months ended September 30, 2020 which resulted in an effective tax rate of 13.6%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

General: Net loss was $499 thousand for the nine months ended September 30, 2021, or $(0.08) per diluted share, a decrease in income of $3.7 million, compared to net income of $3.2 million, or $0.57 per diluted share, for the nine months ended September 30, 2020.

Net loss for the nine months ended September 30, 2021, reflected the results of GNBF for the period from January 1, 2021 through September 17, 2021 and the results of the combined company following the completion of the Merger on September 18, 2021 through September 30, 2021.

Net loss for the nine months ended September 30, 2021, as compared to the same prior year period, was driven by an increase in noninterest expenses of $4.8 million and an increase in provision for loan losses of $410 thousand. These increases in expense were partially offset by an increase in net interest income before provision for loan losses of $393 thousand, an increase in non-interest income of $388 thousand, and an increase in income tax benefit of $680 thousand.

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

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$51,665	$362	0.94%	$44,105	$411	1.25%
Investments	128,202	1,559	1.63%	107,307	1,741	2.17%
Total Cash Equiv. and Investments	179,867	1,921	1.43%	151,412	2,152	1.90%
Total Loans	262,051	8,638	4.41%	232,174	8,570	4.94%
Total Earning Assets	441,919	10,559	3.19%	383,586	10,722	3.74%
Other Assets	21,729			20,263
Total Assets	$463,647			$403,849
Interest bearing demand	$162,587	$800	0.66%	$136,311	$1,010	0.99%
Money market demand	79,637	73	0.12%	64,745	47	0.10%
Time deposits	83,495	597	0.96%	87,824	982	1.49%
Total Borrowings	2,236	62	3.71%	2,148	49	3.05%
Total Interest-Bearing Liabilities	327,954	1,532	0.62%	291,028	2,088	0.96%
Non Int Bearing Deposits	78,770			60,914
Total Cost of Funds	$406,724	$1,532	0.50%	$351,942	$2,088	0.79%
Other Liabilities	4,152			3,487
Total Liabilities	$410,876			$355,429
Equity	$52,771			$48,420
Total Liabilities & Equity	$463,647			$403,849
Net Interest Income		$9,027			$8,634
Net Interest Spread			2.69%			2.94%
Net Interest Margin			2.73%			3.01%

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2021 vs. 2020 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(102)	$53	$(49)
Investments	(436)	254	(182)
Total Loans	(917)	985	68
Total Earning Assets	(1,455)	1,292	(163)
Interest Expense:
Interest bearing demand	(339)	129	(210)
Money market demand	12	14	26
Time deposits	(354)	(31)	(385)
Total Borrowings	11	2	13
Total Interest-Bearing Liabilities	(670)	114	(556)
Change in Net Interest Income	$(784)	$1,177	$393

Net Interest Income: Net interest income before provision for loan losses increased by $393 thousand, or 4.6%, to $9.0 million for the nine months ended September 30, 2021, compared to $8.6 million for the nine months ended September 30, 2020. This increase can be mostly attributed to a decrease in interest expense resulting from decreased rates paid on interest-bearing liabilities. The provision for loan losses increased by $410 thousand from $138 thousand for the nine months ended September 30, 2020 to $548 thousand for the same period in 2021.

Interest Income: Interest income decreased to $10.6 million for the nine months ended September 30, 2021, compared with $10.7 million for the nine months ended September 30, 2020. The average yield on the earning assets decreased 54 basis points on an annualized basis from 3.73% for the nine months ended September 30, 2020 to 3.19% for the nine months ended September 30, 2021. This decrease in rates was partially offset by the growth in average balance of earning assets which increased $58.3 million to $441.9 million for the nine months ended September 30, 2021 compared to $383.6 million for the comparable period in 2020. In general, the Company experienced a decrease in most all rates on earning assets as a result of the Federal Reserve decreasing the range for the Fed Funds target rate to 0% to 0.25% as of March 31, 2020. This rate reduction along with increased competition for loan originations has resulted in new loans originated since September 30, 2020, generally, earning a lower percentage of interest compared to the loan portfolio existing at September 30, 2020.

Interest Expense: Interest expense decreased by $556 thousand or 26.6% to $1.5 million for the nine months ended September 30, 2021, compared to $2.1 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily due to the decrease in average rates paid on interest bearing liabilities, which decreased 34 basis points on an annualized basis from 0.96% for the nine months ended September 30, 2020 to 0.62% for the nine months ended September 30, 2021. This decrease in average rates was partially offset by an increase in average balances of interest bearing liabilities, which increased $37.0 million to $328.0 million for the nine months ended September 30, 2021 compared to $291.0 million for the comparative period in 2020. While the aforementioned lower interest rate environment has helped the Company reduce overall cost of funds, the evolution of our business has also played a role in this reduction of cost. As the Company continues to grow and mature, we have been able to continue to foster customer relationships that grow core deposits and decrease its reliance upon higher cost time deposits.

Provision for Loan Losses: The provision for loan losses increased by $410 thousand from $138 thousand for the nine months ended September 30, 2020 to $548 thousand for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, management noted that a total of 10 loans with an outstanding principal balance of $1.4 million had migrated from the Pass risk rating category to the Substandard category resulting in a need to increase the provision for loan losses. Additionally, management adjusted the qualitative allowance factors to reflect a change in management over the credit portfolio, also adding to the current period provision when compared to the same period in the prior year.

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

Non-interest Income: Non-interest income increased by $388 thousand to $1.6 million for the nine months ended September 30, 2021, from the $1.2 million recognized during the same period of 2020. The increase was mostly attributable to growth in fee income related to mortgage servicing fees as well as an increase in gains on sale of mortgage loans for the nine months ended September 30, 2021 compared to the same period 2020.

Non-interest Expenses: Non-interest expenses increased $4.8 million or 81.0%, from $5.9 million for the nine months ended September 30, 2020, to $10.7 million for the nine months ended September 30, 2021. The increase was largely due to Merger related expenses which totaled $4.0 million and represent one-time expenses that have been specifically incurred as a result of the Merger and management would not expect to incur these expenses in future periods where a merger is not present. Additionally, the Company noted (1) an increase of $67 thousand in occupancy expense related to increased property maintenance costs and lease costs for LINKBANK locations post-merger; (2) an increase of $235 thousand in equipment and data processing expenses mostly related to the additional costs attributed to maintaining two operating systems until our system conversion was completed on October 15, 2021; and (3) an increase in FDIC insurance costs of $102 thousand.

Income Tax Benefit/Expense: Income tax benefit for the nine months ended September 30, 2021 totaled $167 thousand compared to income tax expense of $513 thousand for the same period in 2020. The income tax benefit recognized for the nine months ended September 30, 2021 was the direct result of our net loss adjusted for tax free income and non-deductible expenses including Merger related expenses. Since the tax free income exceeded our estimated non-deductible expenses the Company recognized an income tax benefit at an effective tax rate of 25% compared to income tax expense for the same period in 2020 at an effective rate of 13.6%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of September 30, 2021, totaled $138.3 million, or 68.6% of our certificates of deposit, and 17.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At September 30, 2021, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $146.6 million.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2021 and December 31, 2020, the Bank met the capital requirements to be considered “well capitalized.” See Note 10 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 8 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

For disclosures of the Company’s future obligations under operating leases, please see Note 9 within the Notes to the Consolidated Financial Statements. For disclosures of the Company’s contractual obligations related to certificates of deposits, please see Note 6 within the Notes to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2021, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company. In addition, no material proceedings are pending or known to be threatened or contemplated against the Company or its subsidiary by governmental authorities.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)