Form 10-K
period 2021-12-31
LINKBANCORP, Inc.
filed 2022-03-31
CIK 1756701

r++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-255908

LINKBANCORP, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	82-5130531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Pink Open Market on June 30, 2021 was $54,408,090.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 9,826,435.

DOCUMENTS INCORPORATED BY REFERENCE

None

LINKBANCORP, Inc.

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. These forward-looking statements include, but are not limited to:

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
•
our ability to successfully integrate into our operations GNB Financial Services, Inc. ("GNBF") assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

Item 1. Business.

Description of Business

LINKBANCORP, Inc. (“LINKBANCORP” or the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on April 6, 2018 and is a bank holding company under the Bank Holding Company Act of 1956, as amended. In October 2018, LINKBANCORP completed the acquisition of Stonebridge Bank, which was subsequently renamed LINKBANK.

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”) and its wholly owned subsidiary, The Gratz Bank (the “Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which GNBF merged with and into the Company with the Company as the surviving corporation and LINKBANK merged with and into the Bank, with the Bank as the surviving institution (collectively, the "Merger"). The Merger was consummated effective September 18, 2021.

LINKBANCORP has no material operations and conducts no business on its own other than owning the Bank and GNB Investment Corp., a Delaware investment company subsidiary.

LINKBANCORP common stock is quoted on the Pink Open Market under the symbol “LNKB”.

The Gratz Bank, established in 1934, is a Pennsylvania-chartered, non-Federal Reserve member bank, subject to regulation by the Pennsylvania Department of Banking and Securities (PADOBS) and the Federal Deposit Insurance Corporation ("FDIC"). LINKBANCORP is the Bank’s sole shareholder.

The Bank is a full-service commercial bank providing personal and business lending and deposit services to individuals, families, nonprofit and business clients throughout Central and Southeastern Pennsylvania, primarily through its digital presence on the internet and 10 client solutions centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill Counties. In markets other than the pre-merger Gratz Bank areas, the Bank operates as “LINKBANK, a division of The Gratz Bank.”

As of December 31, 2021, the Company had total consolidated assets of approximately $932.8 million, total loans of approximately $715 million, total deposits of approximately $771.7 million and total consolidated shareholders’ equity of $109.6 million.

LINKBANCORP’s principal executive offices are located at 3045 Market Street, Camp Hill, PA 17011, its phone number is 855-569-2265 and its website is ir.linkbancorp.com.

The Company is subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, it files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is www.sec.gov.

Strategy and Recent Growth

Our core strategy is to further our mission of “positively impacting lives” through community banking by building strong relationships that bring value to our customers, employees, the communities we serve and our shareholders. In pursuing this mission, the Company specifically seeks to invest in the development of strong future leaders for the banking industry and our communities, to contribute to economically and socially flourishing communities, and to demonstrate the continued viability and integral role of community banking for our economic and social development. As one example of these efforts, in 2019 we launched and continue to support The LINK Foundation, established as a separate legal entity and governed by a distinct board of directors, but fully aligned with the Company’s mission. The LINK Foundation provides financial support to organizations within our markets focused on three funding priorities - developing future leaders, promoting financial literacy and fortifying personal growth.

Our business strategy seeks to provide our customers with personal service, financial sophistication and the full array of product offerings of a larger regional bank, focusing on developing local lending relationships funded by the generation of local retail and business deposits. We believe our culture of highly engaged employees enhances productivity and results in lower employee turnover, ultimately leading to greater operational efficiencies and customer loyalty. We differentiate ourselves based on high touch relationship building service, supported by the convenience of technology. We are committed to increasing our market share in the communities we serve by continuing to leverage available technology, existing branch locations, and new branch locations, and by considering other strategic growth opportunities throughout Central and Southeastern Pennsylvania and surrounding areas.

The Bank provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. We offer a full array of technology solutions to our clients and continually evaluate new technologies that enhance the customer experience and allow the Bank to operate more efficiently.

The Bank does not rely on robust noninterest income growth. The management team has experience running many different product sets and subsidiaries but is focused on core deposit and loan growth.

Since the acquisition of LINKBANK in October 2018, we have made significant progress to position the Company for continued growth and success. When the acquisition was first completed, LINKBANK operated from a single location in West Chester, Chester County Pennsylvania. New locations were successfully opened in Camp Hill, Cumberland County, Pennsylvania (May 2019), Lancaster, Lancaster County, Pennsylvania (June 2019) and Harrisburg, Dauphin County, Pennsylvania July 2021. Highlights of this growth include:

•
organically grew total loans from $33.8 million at December 31, 2018, to $350.9 million (excluding $63.4 million in Paycheck Protection Program, or PPP loans) at June 30, 2021 (the final full quarter-end prior to the effective time of the Merger);
•
organically grew total deposits from $47.5 million at December 31, 2018 to $372.1 million at June 30, 2021;
•
originated and closed over 800 small business loans under the PPP, for total funding of over $135 million from April 2020 to March 2021, transitioning a significant number of PPP customers to full relationship clients;
•
completed the acquisition of GNB Financial Services, Inc. and The Gratz Bank effective September 18, 2021, with total resulting assets of $979.2 million as of September 30, 2021;
•
achieved organic loan growth of $63.2 million, exclusive of PPP loans, during the fourth quarter of 2021 to reach total loans of $715.0 million at December 31, 2021; and
•
maintained strong credit quality, with total nonperforming assets at 0.15% of total assets at December 31, 2021 and the allowance for loan losses representing 0.43% of total loans, or approximately 0.96% of the non-purchased portfolio.

The Company’s management team has significant experience in successfully executing bank growth strategies, including through bank mergers and acquisitions. Accordingly, as opportunities arise, we will consider growth through acquisition including whole institutions, branches or additional lines of business that are aligned with our strategy and mission.

Current Market Area

We currently conduct our business principally through 10 Gratz Bank and LINKBANK division Customer Solution Centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill Counties, Pennsylvania. We recently established a loan production office in York County, Pennsylvania and will continue to consider other strategic locations in Central and Southeastern Pennsylvania to further our objective to become the bank of choice in the markets we serve. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

While we manage our banking operations as separate regions, we operate in only one segment. Our regions are based on geographic market, which allows each region to retain flexibility and local leadership in the unique communities we serve. We believe that this approach gives our Bank greater flexibility to better serve our markets and increases responsiveness to the needs of local customers.

Lending Activities

Our principal lending activity has been the origination of commercial real estate loans, commercial business loans, and to a lesser extent, commercial real estate construction and land development loans, residential real estate loans, home equity loans, consumer loans and agriculture loans. The Bank is predominantly oriented towards commercial customers, with approximately 65.8% of the portfolio in various types of commercial loans and 34.2% in residential real estate, consumer and other loans at December 31, 2021. Our commercial customers are primarily small- and medium-sized businesses. Approximately 32.6% of the loan portfolio earns interest at a fixed rate over the term of the note and the remaining approximately 67.4% earns interest at a rate that varies or adjusts based on an underlying index at December 31, 2021.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan as of December 31, 2021:

(In Thousands)	December 31, 2021	Percent
Agriculture loans	$9,341	1.31%
Commercial loans	98,604	13.79%
Paycheck Protection Program ("PPP") loans	23,774	3.32%
Commercial real estate loans	338,749	47.38%
Residential real estate loans	231,302	32.35%
Consumer and other loans	7,087	0.99%
Municipal loans	6,182	0.86%
	715,039	100.00%
Deferred fees	(223)
Allowance for loan losses	(3,152)
Total	$711,664

Commercial Business (C&I) Lending. As of December 31, 2021, we had $98.6 million in commercial business loans (excluding PPP loans), representing 13.8% of total loans. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $5.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate generally have greater credit risk than one-to-four family residential real estate loans or consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

As a result of the Merger, we acquired loans made through the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2021, we had outstanding principal balance of $23.8 million of PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Bank.

Commercial Real Estate Lending. As of December 31, 2021, we had $338.7 million in commercial real estate and multi-family loans, representing 47.4% of total loans. Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin above the appropriate three or five year treasury or the Prime Rate. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multifamily, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2021, 32.2% of our commercial real estate loans were for owner-occupied purposes and 20.7% were secured by multifamily properties.

We consider a number of factors in originating commercial real estate and multi-family loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25x.

Personal guarantees are generally obtained from the principals of commercial real estate and multi-family loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property and casualty insurance and flood insurance if the property is in a flood zone area. In addition, borrowers are required to obtain title insurance unless the balance of the loan is less than $250,000. In such cases, we will require an ownership and encumbrance report relating to the title of the property.

Construction and Land Development Lending. At December 31, 2021, $31.0 million, or 4.3% of our total loan portfolio, consisted of construction and land loans. Of these, $28.5 million were for commercial development and land loans and are included within our Commercial Real Estate loans and $2.5 million were for residential development and reported within our Residential Real Estate loan category. We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have fixed interest rates. The maximum loan-to-value of these loans is generally 80% of the lesser of the appraised value or the purchase price of the property.

Construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.

One-to-four family Residential Real Estate Lending. As of December 31, 2021, we had $231.3 million in residential real estate loans, representing 32.4% of total loans. Due to the interest rate risk inherent in holding long-term, fixed rate residential real estate loans in the portfolio, we have more recently originated residential mortgage loans with the intention of selling a portion of these loans into the secondary market, including through the Federal Home Loan Bank of Pittsburgh.

These loans are originated by the Bank and underwritten by the correspondent lender in accordance with secondary market standards and The Federal National Mortgage Association, commonly known as Fannie Mae, underwriting guidelines to comply with ability to repay and qualified mortgage rules. Certain mortgage loans such as adjustable rate jumbo loans may be retained in the Bank’s loan portfolio.

In underwriting residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans we make are appraised by independent appraisers. We generally require borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.

Home Equity Loans. At December 31, 2021, we had $37.1 million of home equity loans reported within residential real estate loans, representing 5.2% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four family residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to-four family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) at a maximum current loan-to-value of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each home equity product that is defined in the Bank’s credit policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2021, our consumer loan portfolio totaled $7.1 million, or 1.0% of our total loan portfolio, and $5.4 million of our consumer loans were unsecured (excluding overdraft accounts).

Consumer loans can have either a variable rate based on the index of Wall Street Journal Prime rate or a fixed-rate of interest for a term of up to 10 years, depending on the type of collateral, product and the creditworthiness of the borrower. Our lending policy allows for unsecured, non- real estate secured, and real estate secured loan products that are either installment or open end credit. Our consumer loans may be secured with deposits, automobiles, motorcycles, or real property.

Our consumer loan policy sets forth our underwriting guidelines overall for all loan applications and addresses specific guidelines such as acceptable loan amounts, credit score, debt-to-income ratios, loan-to-value ratios, and collateral allowable by product type. The policy guidelines address applications, structuring, stability, credit standards, collateral, consumer compliance, insurance requirements and appraisal requirements.

Other Loans. In addition to the loan types discussed above, the Company also originates agricultural loans and municipal loans. At December 31, 2021, our agricultural loan portfolio totaled $9.3 million or 1.3% of our total loan portfolio and municipal loans totaled $6.2 million or 0.9% of our total loan portfolio. The agricultural loan portfolio consists of loans to local farmers and agricultural businesses that are generally secured by farmland and equipment. The municipal loan portfolio consists of loans to qualified local municipalities, which are generally supported by the taxing authority of the borrowing municipality, and is frequently secured by collateral.

Credit Risk Management

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending limit was $12.7 million at December 31, 2021. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house target was $10 million at December 31, 2021. At December 31, 2021, our largest credit relationship totaled $12.1 million, comprised of four separate facilities each secured by real estate. Each of these loans was performing in accordance with its terms at December 31, 2021.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. The Bank has established the Officers' Loan Committee (OLC) to be able to more efficiently service our commercial customers, prudently manage credit risks, and effectively insure that credit policies are followed. The OLC requires a quorum of the Chief Executive Officer, President, Chief Credit Officer, Senior Credit Officer, Chief Risk Officer, and the Regional Presidents. Each of these individuals have extensive experience in the approval of commercial loans. The OLC has authority to approve loans beginning over $3 million up to and including $8 million. In addition, the Director’s Loan Committee (DLC) has authority to approve loans over $8 million up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the Board of Directors).

The loan approval structure prohibits any single signature loan authority. Dual signatures are in effect up to $3 million. The Chief Executive Officer and Chief Credit Officer have been given dual signature authority up to $8 million in situations where timing is essential. These approvals must be ratified by OLC at the next meeting.

Ongoing Credit Risk Management. In addition to the underwriting process referenced above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

Although we maintain a cautious credit outlook due to continued uncertainty in the economic environment, we believe the Bank is very well positioned for the months ahead given a strong loan loss reserve, application of prudent underwriting standards and a diverse loan portfolio, which does not include a significant concentration of loans in restaurants, lodging or other industries that are perceived to be at higher risk in the current economic environment.

Allowance for Loan and Lease Losses. The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans considering historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 31, 2021, the allowance for loan losses measured 0.44% of total loans, or approximately 0.96% of the non-purchased portfolio. The total reserve when including the allowance for loan losses and the credit fair value adjustment made to loans acquired in the Merger totaled $10.2 million or approximately 1.41% of total gross loans outstanding at December 31, 2021.

Source of Funds

Generally, deposits are the Company’s primary source of funds for use in lending and investment activities. We may also use borrowings, primarily Federal Home Loan Bank of Pittsburgh advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are a relatively stable source of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. We obtain most of our deposits from small- and medium-sized businesses, retail customers, and non-profit customers within our market area. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known. We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, including a variety of remote deposit and cash management products along with commercial transaction accounts. We also provide online banking, mobile banking, and direct deposit services.

We offer a selection of deposit accounts, including demand accounts (interest-bearing and noninterest-bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2021, our core deposits (which includes all deposits except for time deposit accounts greater than $250,000 and brokered deposits) totaled $715.4 million, or 92.7% of our total deposits, and our cost of funds on this stable funding source was 0.31%. We did not have any brokered deposits at December 31, 2021. Our reciprocal CDARS and ICS deposits totaled $11.1 million at December 31, 2021.

The following table sets forth the distribution of total deposits for the Bank by account type as of December 31, 2021.

	December 31, 2021
(In Thousands)	Amount	%
Demand, noninterest-bearing	$129,243	16.75%
Demand, interest-bearing	256,258	33.21
Money market and savings	205,843	26.67
Time deposits, $250 and over	56,266	7.29
Time deposits, other	124,055	16.08
Total Deposits	$771,665	100.00%

All deposits are generated from in-market relationships through our Client Solutions Centers and our convenient digital account opening solution.

Borrowings. We obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2021 we had no outstanding in FHLB advances. At December 31, 2021, we had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $284.6 million.

At December 31, 2021, the Company had subordinated notes outstanding with a fair value of $20.7 million. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Competition

Commercial banking in Pennsylvania is extremely competitive. For example, as of June 30, 2021 (the most recent date for which data is available), data provided by the FDIC Deposit Market Share Report indicated that within the Company’s Central and Southeastern Pennsylvania market area, there were 57 different FDIC-insured institutions operating a total of 534 offices.

The Company’s market areas are served by branches of the largest banks in the Northeast, some of which are among the largest institutions in the United States. We must compete in our current and future growth market areas with large regional and nationwide banking organizations, other federally and state-chartered financial institutions such as savings and loan institutions and credit unions, mortgage companies, and other lenders engaged in the business of extending commercial credit. Many of the Company’s competitors have broader geographic markets and higher lending limits than we do and are also able to provide more services and make greater use of media advertising. Competitive threats also continue to emerge from in- and out-of-market providers and entities with powerful non-traditional and sometimes unregulated products, services, and technology, including numerous new fintech firms. The Bank’s comparatively small branch network will be a competitive disadvantage in attracting retail customers since a number of large national bank and regional state bank franchises have significant branch office coverage in the Bank’s market area.

Human Capital

We believe our employees are our most valuable asset. We are committed to building a culture of integrity and excellence and seek to provide a challenging and rewarding work environment in which employees are supported professionally. Our team members receive benefits including competitive compensation, comprehensive medical, dental and vision coverage, 401(k) plan with employer contributions and short-term and long-term disability coverage.

As of December 31, 2021, the Company had 101 full-time and 9 part time employees.

REGULATION AND SUPERVISION

LINKBANCORP, is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, it is registered with, subject to examination and supervision by, and otherwise required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank is a Pennsylvania-chartered commercial bank subject to extensive regulation by the PADOBS and the FDIC. The Bank’s deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the PADOBS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the PADOBS and the FDIC to review the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the PADOBS, the FDIC, the Federal Reserve Board or Congress could have a material impact on the operations of the Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to LINKBANCORP, and the Bank. The description is limited to certain material aspects of the statutes and regulations addressed, is not intended to be a complete description of such statutes and regulations and their effects on LINKBANCORP and the Bank, and is qualified in its entirety by reference to the actual statutes and regulations involved.

Bank Regulation

Capital Requirements.

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as the Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk- weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Notwithstanding the foregoing, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second quarter of 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank did not elect to follow the community bank leverage ratio as of December 31, 2021.

At December 31, 2021, the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

Loans-to-One Borrower

Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, the Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions

The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the PADOBS. In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws

All insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The FDIC is required to assess the Bank’s record of compliance with the Community Reinvestment Act. Failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “satisfactory” rating in its most recent federal examination.

Transactions with Related Parties

A state-chartered bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls or is under common control with an insured depository institution, such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a state-chartered bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Generally, the PADOBS is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures, such as restrictions on capital distributions and asset growth. The PADBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2021, the Bank met the criteria for being considered “well capitalized.”

Enforcement

The PADOBS maintains enforcement authority over the Bank, including the power to issue cease and desist orders and civil money penalties and to remove directors, officers or employees. It also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations. The FDIC has primary federal enforcement responsibility over non-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty. Federal and Pennsylvania laws also establish criminal penalties for certain violations.

Federal Insurance of Deposit Accounts

The maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor. Assessments for most insured depository institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) is for institutions of the Bank’s size 1.5 basis points to 30 basis points. The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements

State-chartered banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

FHLB System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, The Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2021, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

▪
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

▪
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

▪
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

▪
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

▪
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

▪
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

▪
Truth in Savings Act; and

▪
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

▪
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

▪
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

▪
Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

▪
USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

▪
Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Bank Holding Company Regulation

General

The Company, as a bank holding company controlling the Bank, is subject to regulation and supervision by the Federal Reserve under the BHC Act. The Company is periodically examined by and required to submit reports to the Federal Reserve and must comply with the Federal Reserve’s rules and regulations. Among other things, the Federal Reserve has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank.

Permissible Activities

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. The Company has not elected “financial holding company” status.

Capital

Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the for the Bank. The Dodd Frank Act, however, required the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the Federal Reserve have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies such as the Company with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.

Source of Strength

The Federal Reserve has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases

The Federal Reserve has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the Federal Reserve takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100.0 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non- voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report and our other filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

Risks Related to Our Business

The economic impact of the COVID-19 outbreak could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States, resulting in an unprecedented slow-down in economic activity. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
demand for our products and services may decline, making it difficult to grow assets and income;
•
loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•
collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•
our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•
a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•
our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•
a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•
the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•
we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•
FDIC premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact their ability to repay their loans with us.

The Company may be unable to effectively manage its rapid growth.

The Company's business strategy anticipates the rapid expansion of its business to pursue existing and potential market opportunities. This high pace of growth places significant demands on the Company’s management and operational resources. In order to manage such growth effectively, the Company must implement effective operational systems, procedures and internal controls. Failure to implement these systems, procedures and controls on a timely basis could materially and adversely affect the Company’s results of operation or financial condition. Further, the Company’s continued expansion of its business may include entering new lines of business or introducing new products and services. We cannot assure you that the Company will be successful in such expansion efforts and any failure could materially and adversely affect the Company’s results of operation or financial condition.

Future acquisitions could disrupt the Company’s business and adversely affect our results of operations, financial condition and cash flows.

On September 18, 2021, the Company completed its merger with GNBF. The Company may choose to expand by making additional acquisitions, including other financial institutions, branches or fee- based businesses, that could be material to its business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

•
an acquisition may negatively affect the Company’s results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•
the Company may encounter difficulties or unforeseen expenditures in integrating the operations of any company that it acquires, particularly if key personnel of the acquired company decide not to work for us;
•
an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;• an acquisition may involve the entry into geographic or business markets in which the Company has little or no prior experience or where competitors have stronger market positions;
•
if the Company incurs debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and
•
to the extent that the Company issues a significant amount of equity securities in connection with future acquisitions, existing shareholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

The vast majority of the Company’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the Company’s earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

The Company’s loan portfolio contains a number of real estate loans with relatively large balances.

The Company’s loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Commercial real estate loans may increase the Company’s exposure to credit risk.

A significant portion of the Company’s loan portfolio is secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose the Company to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Company typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Company’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Company to significantly increase its allowance for loan losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

The Company has commercial business loans as part of its loan portfolio. the Company’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

The Company may be exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of the Company’s business, it may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or the Company may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business, results of operations, financial condition, and the value of its securities.

The Company’s decisions regarding allowance for loan losses and credit risk may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of the Company’s business. Although the Company seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Company’s loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Company attempts to maintain an appropriate allowance for loan losses to provide for probable losses in its loan portfolio. The Company periodically determines the amount of the allowance based on consideration of several factors, including but not limited to:

•	an ongoing review of the quality, mix, and size of the Company’s overall loan portfolio;

•	the Company’s historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality;

•	ongoing review of financial information provided by borrowers; and

•	the amount and quality of collateral, including guarantees, securing the loans.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company may have higher loan losses than it has allowed for in its allowance for loan losses.

The Company’s actual loans losses could exceed its allowance for loan losses and therefore its allowance for loan losses may not be adequate. A significant portion of the Company’s loan portfolio is secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company’s control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

The Company relies heavily on its senior management team and the unexpected loss of any of those personnel could adversely affect its operations.

The Company is a customer-focused and relationship-driven organization. The Company expects its future growth to be driven in a large part by the relationships maintained with its customers by its chairman and chief executive officer and by other senior officers. The unexpected loss of any of the Company’s key employees could have a material adverse effect on its business and operations, which would have an adverse effect on its business, results of operations, financial condition, and the value of its securities.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members with local expertise and relationships. Competition for qualified personnel is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry in the Company’s chosen geographic markets. Even if the Company identifies individuals that it believes could assist the Company in building its franchise, the Company may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its growth and could materially adversely affect its business, results of operations, financial condition, and the value of its securities.

Changes in economic conditions, in particular an economic slowdown in Pennsylvania, could materially and negatively affect the Company’s business.

The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in Pennsylvania, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.

The Company’s success significantly depends upon the growth in population, income levels, deposits, and housing starts in the Company's markets. If the communities in which the Company operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Company’s business may not succeed. An economic downturn or prolonged recession would likely result in further deterioration of the quality of the Company’s loan portfolio and reduce the Company’s level of deposits, which in turn would hurt its business. If the Company experiences an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures the Company’s loans was adversely affected by the economic conditions over the past few years, and an economic downtown or a prolonged economic recession could further negatively affect such values. Unlike many larger institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect the Company’s business.

The small- and medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

The Company targets its commercial development and marketing strategy to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which the Company operates, its results of operations and financial condition, as well as the value of its securities, may be adversely affected.

Higher FDIC deposit insurance premiums and assessments could adversely impact the Company’s financial condition.

The Company’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Company is required to pay quarterly deposit insurance premium assessments to the FDIC. Although the Company cannot predict what the insurance assessment rates will be, either a deterioration in its risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

The Company depends on the accuracy and completeness of information about clients and counterparties and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform with

GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

Changes in prevailing interest rates may reduce the Company’s profitability.

The Company’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of the Company’s assets and liabilities, a significant change in interest rates could have a material adverse effect on its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While the Company intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective and its financial condition and results of operations could suffer.

The Company may not be able to adequately anticipate and respond to changes in market interest rates.

The Company may be unable to anticipate changes in market interest rates, which are affected by many factors beyond its control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. The Company’s net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, the Company’s interest costs on liabilities may increase more rapidly than its income on interest earning assets, resulting in a deterioration of its net interest margin. As such, fluctuations in interest rates could have a significantly adverse effect on the Company’s financial condition and results of operations.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Competition with other financial institutions may have an adverse effect on the Company’s ability to retain and grow its client base, which could have a negative effect on its financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with the Company. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target the Company’s existing or potential customers. As consolidation continues among large banks, the Company expects other smaller institutions to try to compete in the markets the Company plans to serve. This competition could reduce the Company's net income by decreasing the number and size of the loans that it originates and the interest rates it charges on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits the Company attracts or require it to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations which could increase its cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to the Company’s target customers. If the Company is unable to implement, maintain and use such technologies effectively, it may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

Liquidity needs could adversely affect the Company’s financial condition and results of operation.

The primary sources of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, which could be exacerbated by potential climate change, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experience increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Technological advances impact the Company’s business; its information systems may experience an interruption or breach in security.

To conduct the Company’s business, it relies heavily on new technology-driven products and services and on communications and information systems. the Company’s future success will depend, in part, on its ability to address the needs of the Bank’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Furthermore, any failure, interruption or breach of the security of the Company’s information systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that the Company can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. During the normal course of the Company’s business, it has experienced and it expects to continue to experience attempts to breach its systems, none of which has been material to the Company to date, and it may be unable to protect sensitive data and the integrity of its systems. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations as well as the value of its securities.

The Company’s controls and procedures may fail or be circumvented.

The Company regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, results of operations and financial condition.

Negative public opinion surrounding the Company and the financial institutions industry generally could damage its reputation and adversely impact its earnings.

Reputation risk, or the risk to the Company’s business, earnings and capital from negative public opinion surrounding the Company and the financial institutions industry generally, is inherent in its business. Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although the Company takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of its business.

Adverse weather events could negatively affect the Company’s local economies or disrupt it operations, which would have an adverse effect on its business or results of operations.

Adverse weather events can disrupt the Company’s operations, result in damage to its properties and negatively affect the local economies in which it operates. In addition, these weather events may result in a decline in value or destruction of properties securing the Company’s loans and an increase in delinquencies, foreclosures and loan losses.

Regulatory and Legal Risks

The Company and the Bank are subject to extensive government regulation and supervision that could interfere with their ability to conduct their business and may negatively impact their financial results, restrict their activities, have an adverse impact on their operations, and impose financial requirements or limitations on the conduct of their business.

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, and/or limit the pricing it may charge on certain banking services, among other things. The Company will have to apply resources to ensure that it is in compliance with any changes to statutes, regulations or regulatory policies, including changes in interpretations or implementation, which may increase its costs of operations and adversely impact its earnings.

The Bank faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (the “OFAC”). Federal and state bank regulators also have begun to increase focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, it would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

Regulations relating to privacy, information security and data protection could increase the Company’s and the Bank’s costs, affect or limit how they collect and use personal information and adversely affect their business opportunities.

The Company is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and it could be negatively impacted by these laws. For example, the Company’s business is subject to the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; (ii) requires that it provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with nonaffiliated third parties (with certain exceptions) and (iii) requires it develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on the Company’s current and planned privacy, data protection and information security-related practices, the Company’s collection, use, sharing, retention and safeguarding of consumer or employee information, and some of its current or planned business activities. This could also increase the Company’s costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which the Company is subject could result in higher compliance and technology costs and could restrict its ability to provide certain products and services, which could have a material adverse effect on its business, financial conditions or results of operations. The Company’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to its reputation, which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

The Company's and the Bank’s use of third party vendors and their other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

The Company regularly uses third party vendors as part of its business. The Bank also has substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by the Company’s federal bank regulators. Regulatory guidance requires all banking organizations to enhance due diligence, ongoing monitoring and control over organizations’ third party vendors and other ongoing third party business relationships. The Company expects that its regulators will hold it responsible for any deficiencies in its oversight and control of its third party relationships and in the performance of the parties with which it has these relationships. As a result, if the Company’s regulators conclude that it has not exercised adequate oversight and control over its third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, the Company could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

The Bank is limited in the amount it can lend to one borrower.

The Bank is limited in the amount it can lend to a single borrower. The legal lending limit is 15% of such bank’s capital and surplus with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Company generally imposes an internal limit that is more conservative than the legal maximum. The Bank’s lending limit is significantly less than the limit for most of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Company attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Company cannot assure you that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Company ’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

Federal, state and local consumer lending laws may restrict the Bank’s ability to originate certain mortgage loans or increase its risk of liability with respect to such loans and could increase its cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. The Company may find it necessary to tighten its mortgage loan underwriting standards in response to these rules, which may constrain its ability to make loans consistent with its business strategies. It is the Company’s policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to the Company’s lending and loan investment activities. They increase the Company’s cost of doing business and, ultimately, may prevent it from making certain loans and cause it to reduce the average percentage rate or the points and fees on loans that it does make.

The Bank is subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau

(“CFPB”) and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Company’s performance under the fair lending laws and regulations could adversely impact its rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact its reputation, business, financial condition and results of operations. The Bank's current Community Reinvestment Act rating is “Satisfactory.”

The Federal Reserve may require the Company to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of financial strength for the institution. Under these requirements, in the future, the Company could be required to provide financial assistance to the Bank, if it experiences financial distress.

A capital injection may be required at times when the Company does not have the resources to provide it, and therefore the Company may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

The Company may be subject to more stringent capital requirements in the future.

From time to time, the Company’s banking regulators change the regulatory capital adequacy guidelines applicable to it and its banking subsidiary. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The federal regulatory agencies adopted capital rules implementing the Basel III capital framework in the United States. Under these rules, the Company is required to satisfy additional, more stringent, capital adequacy standards than it has in the past. The Bank has met all of the requirements of the Basel III-based capital rules to date, but the Bank may fail to do so in the future. In addition, these requirements could have a negative impact on the Company’s ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Company’s return on equity, which may negatively impact its business, results of operations, financial condition, and the value of its securities.

The Bank may be a party to various lawsuits. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, customers and others make claims and take legal action pertaining to the Company’s performance of fiduciary responsibilities or other matters. Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in the Company’s favor they may result in significant financial liability and/or adversely affect the market perception of it and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Risks Related to an Investment in the Company’s Securities

There is a limited trading market in the Company's common stock, which will hinder your ability to sell our common stock and may lower the market price of the stock.

Although the Company's common stock is quoted on the Pink Open Market, the Company's common stock is traded only sporadically. An active trading market for shares of the Company's common stock may never develop or be sustained. This limited trading market for the Company's common stock may reduce the market value of our common stock. Before investing in shares of the Company's common stock you should consider the limited trading market for our common stock and be financially prepared and able to hold your shares for an indefinite period.

The Company can provide no assurance regarding whether it will continue to make dividend payments in the future.

The Company currently pays a quarterly dividend of $0.075 per share. All future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the PADOBS, the FDIC, and the Federal Reserve. The Federal Reserve and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Company can provide no assurance regarding whether it will continue to make dividend payments in the future.

The Company may issue additional shares of common stock, and this would result in dilution of a shareholder’s ownership percentage and potentially the per share book value of the common stock.

The Company may, in the future, determine that it is advisable, or it may encounter circumstances where it determines it is necessary, to issue additional shares of common stock, preferred stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. These issuances would dilute the ownership interests of shareholders and could potentially dilute the per share book value of the common stock if the issuances are done at a lower per share offering price.

Furthermore, in recognition of the financial risk and efforts undertook in organizing the Company, certain founding investors were granted warrants to purchase four shares of common stock at a purchase price of $10 per share for every one share the individual purchased during the Company’s initial offering in 2018-2019. In the aggregate, warrants to purchase 1,537,484 shares of common stock were granted to these individuals, which are exercisable for ten years from the date of grant. The exercise of such warrants would dilute the ownership interests of the Company's shareholders.

The Company's securities are not FDIC insured and may lose value.

Shares of the Company's common stock are not savings accounts or deposits and are not insured or guaranteed by the FDIC, or any other governmental agency, and involve investment risk, including the possible loss of principal.

Other Risks

The use of estimates and valuations may be different from actual results, which could have a material adverse effect on the Company’s consolidated financial statements.

The Company makes various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of the Company’s assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price the Company ultimately realizes will depend on the demand and liquidity in the market at that time for that particular type of asset or liability and may be materially lower than its estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from the Company’s estimates and that difference could have a material adverse effect on its consolidated financial statements.

The Company's shareholders have limited control over changes in the Company’s policies and operations, which increases the uncertainty and risks that shareholders face.

The Board of Directors of the Company determine the major policies of the Company, including its policies regarding growth and distributions. The Board of Directors may amend or revise these and other policies without a vote of the shareholders. The Board of Directors’ broad discretion in setting policies and shareholders’ inability to exert control over those policies increases the uncertainty and risks the shareholders face.

The Company's articles of incorporation permit the Board of Directors to issue stock with terms that may subordinate the rights of the holders of the Company's common stock or discourage a third party from acquiring the Company in a manner that could result in a premium price to shareholders.

The Board of Directors may classify or reclassify any unissued shares of the Company's common stock, classify any unissued shares of the Company's preferred stock and reclassify any previously classified but unissued shares of the Company's preferred stock into other classes or series of stock and set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, the Board of Directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company's common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price to holders of the Company's common stock.

The Company is an “emerging growth company” under the JOBS Act, and the Company cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), and is, therefore, permitted to, and intends to, take advantage of certain exemptions from certain disclosure requirements. The Company will be an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which the Company had total annual gross revenues of $1.0 billion or more, (ii) December 31, 2026, (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which the Company is deemed a “large accelerated filer,” as defined under the federal securities laws. For so long as the Company remains an “emerging growth company,” the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, the Company’s shareholders may not have access to certain information that they may deem important. Although the Company intends to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for the Company are still subject to interpretations and guidance by the SEC and other regulatory agencies.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. The Company has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The Company cannot predict whether investors will find its common stock less attractive as a result of the Company taking advantage of these exemptions. If some investors find the Company’s common stock less attractive as a result of these choices, there may be a less active trading market for the Company’s common stock, and the Company’s stock price may be more volatile.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company's principal offices are located at 3045 Market Street, Camp Hill, Pennsylvania. The Company owns and leases other premises for use as Solutions Centers in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill counties within Pennsylvania. The following table sets forth the locations of Bank facilities.

Description	Address	Owned / Leased
Camp Hill Solutions Center	3045 Market Street Camp Hill, PA 17011	Leased
Gratz Solutions Center	32 West Market Street Gratz, PA 17030	Owned
Harrisburg Solutions Center	2057 EG Drive Harrisburg, PA 17110	Leased
Herndon Solutions Center	4231 State Route 147 Herndon, PA 17830	Owned
Lancaster Solutions Center	2010 Fruitville Pike Lancaster, PA 17601	Leased
Minersville Solutions Center	260 West Sunbury Street Minersville, PA 17954	Owned
Pottsville Solutions Center	2221 West Market Street Pottsville, PA 17901	Leased
Treverton Solutions Center	450 West Shamokin Street Trevorton, PA 17881	Owned
Valley View Solutions Center	1625 West Main Street Valley View, PA 17983	Owned
West Chester Solutions Center	1436 Pottstown Pike West Chester, PA 19380	Leased

Item 3. Legal Proceedings.

At December 31, 2021, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of LINKBANCORP, Inc. is quoted under the symbol "LNKB" on the Pink Open Market. As of the close of business on March 30, 2022, there were 468 shareholders of record. The following table sets forth the quarterly high and low bid prices for a share of the Company’s common stock for 2021 and 2020. The information was obtained from the Pink Open Market. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2021
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Closing Bid	$11.55	$12.80	$13.10	$11.75
High Closing Bid	$11.65	$12.80	$17.05	$13.10
Low Closing Bid	$11.25	$11.60	$12.80	$11.70
High Price	$12.00	$13.75	$19.00	$13.38
Low Price	$11.55	$11.75	$13.05	$11.50
Last Sale	$11.55	$13.75	$13.40	$12.20

	2020
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Closing Bid	$10.00	$9.99	$11.50	$11.25
High Closing Bid	$10.00	$11.00	$11.50	$11.55
Low Closing Bid	—	$9.00	$9.99	$10.10
High Price	—	$12.00	$11.00	$12.09
Low Price	—	$9.05	$9.99	$10.25
Last Sale	—	$9.99	$10.50	$11.25

For the year ended December 31, 2021, the Company declared and paid cash dividends equal to $0.205 per share of common stock. The Merger Agreement provides that, for three years following the effective time of the Merger, the Company will pay a quarterly cash dividend in an amount equal to or greater than $0.30 per share per year, provided sufficient funds are legally available therefore and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The Company anticipates that it will continue to pay cash dividends on a quarterly basis in an amount equal to or greater than $0.30 per share per year. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions.

The Company currently has one shareholder approved equity compensation plan through which common stock of the Company can be issued. The table below discloses the share activity of the plan as of and for the year ended December 31, 2021.

2019 LINKBANCORP Equity Plan
Authorized shares Issuable under the Plan	450,000
Shares Issued under the Plan during the year	13,800
Options Granted under the Plan during the year	66,500
Forfeitures during the Year	27,200
Equity Shares Issuable Under Outstanding Options	421,500
Remaining Available Shares Under the Plan	14,200

During the quarter ended December 31, 2021, the Company repurchased no shares of its common stock. Other than the unregistered 13,800 shares issued under the Equity Plan, there were no additional unregistered shares issued during the year.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Completion of Merger
•
Overview and Strategy
•
Recent Market Conditions
•
Comparison of Financial Condition at December 31, 2021 and 2020
•
Comparison of Operating Results for the Year Ended December 31, 2021 and 2020
•
Liquidity, Commitments, and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Policies
•
Recently Issued Accounting Standards

Completion of Merger

On September 18, 2021, LINKBANCORP, Inc. ("LINKBANCORP" or the "Company"), completed its merger with GNB Financial Services, Inc. (the “Merger”), with LINKBANCORP as the surviving corporation. Immediately following the Merger, LINKBANK, a wholly-owned subsidiary of LINKBANCORP, merged with and into The Gratz Bank, a wholly-owned subsidiary of GNBF, with The Gratz Bank as the surviving bank. LINKBANK's banking offices will continue to operate as LINKBANK, a division of The Gratz Bank.

Under the Merger Agreement, GNBF shareholders had the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINKBANCORP common shares for each share they owned. The Merger Agreement provided for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNBF common shares outstanding would be exchanged for LINKBANCORP common stock. The Merger was effective on September 18, 2021, with the GNBF shareholders collectively electing to receive cash for 14.865% of their common shares and LINKBANCORP common shares for 85.135% of existing GNBF common shares. These elections resulted in LINKBANCORP issuing 4.85 million common shares to GNBF shareholders which represented approximately 49.4% of the post-merger outstanding common shares of LINKBANCORP.

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

Non-interest income also contributes to our operating results, consisting of service charges on deposit accounts, earnings on bank-owned life insurance, revenue from the sale of residential mortgage loans to the secondary market and related servicing fees and gains on sales of securities. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional fees, FDIC insurance and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.

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

Recent Market Conditions

The Company’s financial condition and performance are all highly dependent on the business environment in the market area in which we operate and in the United States as a whole. During the first quarter of 2020, there was an outbreak of a novel strain of coronavirus (COVID-19) which spread to numerous countries around the world, including the United States, while becoming a global pandemic. As the spread of COVID-19 increased during the first and second quarters of 2020, federal, state, and local governments implemented various restrictive measures such as quarantines, restrictions on travel, school closings, “stay at home” rules and restrictions on certain business operations. These restrictions have slowly been lifted as people had begun to gain access to vaccines during the fourth quarter of 2020. Throughout the first half of 2021, the COVID-19 pandemic continued to negatively affect our economy but started to wane towards the end of the second quarter only to see a national resurgence in cases during July 2021 and December 2021 as a result of variant strains of COVID-19. Primarily throughout 2020, the aforementioned restrictions had adversely affected the economy on a national, state, and local level, including the geographical areas in which the Company operates. As we progressed through 2021, especially during the second half of 2021, our economy benefited from reduced business and travel restrictions as the national and local impact of COVID-19 lessened.

Overall, real GDP decreased by 3.5% for 2020 as compared to an increase of 2.2% in 2019. As a result of the global pandemic, market interest rates have declined significantly during 2020 with the 10-year Treasury bond falling from a high yield of 1.88% on January 2, 2020 to a low of 0.52% on August 4, 2020. However, during 2021 the economic recovery from the global pandemic resulted in real GDP growth of 5.7% when compared to 2020. With the economy experiencing its strongest full year growth since 1984, the Federal Reserve's monetary policy is now at the forefront of economic discussions as debate arises around what actions, if any, the Federal Reserve will take to attempt to slow the economic growth and the inflation that comes with it. According to the February Consumer Price Index, consumer prices increased 7.9% from a year earlier, the fastest yearly increase in over 40 years. Surging commodity prices and disruptions emanating from the war in Ukraine is influencing investor sentiment and increased expectations for inflation and future additional Federal Reserve rate hikes.

At the beginning of 2020 the Federal Reserve had set the target range for the Fed Funds rate at 1.50% to 1.75% and by March 31, 2020, the Fed Funds target range had been reduced to 0% to 0.25%. The Fed Funds rate has been left unchanged through the remainder of 2020 and through December 31, 2021. While the consensus is that rates will be increased multiple times during 2022, the current geopolitical environment in Europe provides yet another layer of uncertainty around the actions that the Federal Reserve might take. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total assets at December 31, 2021, were $932.8 million, an increase of $503.3 million, or 117%, from $429.5 million at December 31, 2020. The increase in total assets was primarily due to the assets acquired in the Merger, which totaled $523.2 million and consisted of:

(amounts in thousands)
Cash and cash equivalents	$49,962
Securities available for sale	3,111
Loans	415,905
Premises and equipment	2,087
Right-of-use asset	4,544
Intangible assets	1,246
Goodwill	33,508
Investment in bank owned life insurance	4,784
Deferred taxes	3,675
Other assets	4,394

Excluding the assets acquired through the Merger, assets at December 31, 2021 would have decreased $20.0 million from December 31, 2020.

Cash and cash equivalents decreased $10.6 million, or 32%, from $33.2 million at December 31, 2020 to $22.6 million at December 31, 2021. The decrease was primarily due to:

Primary Cash Inflows

•
Cash provided by operating activities of $4.8 million;
•
Net cash acquired through the Merger of $39.9 million;
•
Net increase in deposits of $5.4 million;
•
Net cash from investment securities (sales, calls, maturities, and principal repayments less purchases) of $21.7 million; and
•
Net proceeds from redemption of certificates of deposits with other banks of $4.2 million

Primary Cash Outflows

•
Repayments of borrowings of $14.3 million;
•
Net increase in loans receivable of $66.5 million;
•
Payment of dividends of $1.5 million; and
•
Purchase of bank-owned life insurance of $5.0 million

Securities available-for-sale decreased by $21.6 million, or 17%, to $103.8 million at December 31, 2021 from $125.4 million at December 31, 2020. The decrease was primarily due to the sale of $11.3 million of securities available-for-sale, a decrease in fair value of our holdings of $1.6 million and net amortization of premiums and discounts of $1.4 million. Additionally during 2021, the Company purchased $14.2 million of securities and received a return of principal of $24.5 million. The proceeds from securities sales and the net return of principal repayments were used to fund loan growth during 2021.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale as of December 31, 2021. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Small Business Administration loan pools	$-	0.00%	$-	0.00%	$684	0.77%	$400	0.61%	$1,084	0.71%
Obligations of state and political subdivisions	1,200	3.42%	4,508	2.63%	12,400	2.38%	30,374	3.46%	48,482	3.10%
Mortgage-backed securities in government-sponsored entities	-	0.00%	1,200	1.46%	9,346	1.33%	43,671	1.01%	54,217	1.07%
Total	$1,200	3.42%	$5,708	2.38%	$22,430	1.89%	$74,445	2.01%	$103,783	2.02%

Net loans receivable increased during the year ended December 31, 2021 as shown in the table below:

(dollars in thousands)	December 31, 2021	December 31, 2020	Change	%
Agriculture loans	$9,341	$11,246	$(1,905)	(16.94)%
Commercial loans	98,604	21,534	77,070	357.90%
Paycheck Protection Program ("PPP") loans	23,774	—	23,774	N/A
Commercial real estate loans	338,749	27,261	311,488	1142.61%
Residential real estate loans	231,302	167,536	63,766	38.06%
Consumer loans	7,087	2,514	4,573	181.90%
Municipal loans	6,182	6,749	(567)	(8.40)%
Total Loans	715,039	236,840	478,199	201.91%
Deferred (fees) costs	(223)	(256)	33	(12.89)%
Allowance for loan losses	(3,152)	(2,789)	(363)	13.02%
Net Loans	$711,664	$233,795	$477,869	204.40%

The majority of the growth in net loans was a result of the loans acquired through the Merger which totaled $415.9 million. Following the merger, during the fourth quarter of 2021, total loans grew by $46.4 million, primarily in commercial and commercial real estate loans, which equates to an approximate annualized growth rate of 27% for the quarter.

The following table presents the maturity distribution of our loan portfolio at December 31, 2021. The table further presents breakdown of our loans between those loans that earn interest at a fixed interest rate and those loans that contain an interest rate that currently fluctuates in accordance with changes to a specific interest rate index.

(In Thousands)	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total due after One Year	Total
Agriculture loans	$3,657	$1,431	$1,031	$3,222	$5,684	$9,341
Commercial loans	6,400	32,545	17,154	42,505	92,204	98,604
Paycheck Protection Program ("PPP") loans	690	22,094	990	-	23,084	23,774
Commercial real estate loans	10,338	43,488	240,609	44,314	328,411	338,749
Residential real estate loans	5,743	53,577	77,968	94,014	225,559	231,302
Consumer and other loans	1,699	858	4,530	-	5,388	7,087
Municipal loans	664	528	3,132	1,858	5,518	6,182
Total	$29,191	$154,521	$345,414	$185,913	$685,848	$715,039

Loans with fixed interest rates
Agriculture loans	$157	$761	$181	$-	$942	$1,099
Commercial loans	2,789	19,981	7,157	117	27,255	30,044
Paycheck Protection Program ("PPP") loans	690	22,094	990	-	23,084	23,774
Commercial real estate loans	156	10,289	102,499	1,013	113,801	113,957
Residential real estate loans	1,311	9,533	33,332	15,566	58,431	59,742
Consumer and other loans	869	788	37	-	825	1,694
Municipal loans	159	102	2,863	-	2,965	3,124
Total	$6,131	$63,548	$147,059	$16,696	$227,303	$233,434

Loans with floating interest rates
Agriculture loans	$3,500	$670	$850	$3,222	$4,742	$8,242
Commercial loans	3,611	12,564	9,997	42,388	64,949	68,560
Paycheck Protection Program ("PPP") loans	-	-	-	-	-	-
Commercial real estate loans	10,182	33,199	138,110	43,301	214,610	224,792
Residential real estate loans	4,432	44,044	44,636	78,448	167,128	171,560
Consumer and other loans	830	70	4,493	-	4,563	5,393
Municipal loans	505	426	269	1,858	2,553	3,058
Total	$23,060	$90,973	$198,355	$169,217	$458,545	$481,605

Non-accrual loans are presented in the table below. Also see Note 6 - Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.

	December 31, 2021			December 31, 2020
		Non-Accrual Loans			Non-Accrual Loans
(In Thousands)	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$9,341	$-	-	$11,246	$-	-
Commercial loans	98,604	39	0.04%	21,534	48	0.22%
Paycheck Protection Program ("PPP") loans	23,774	-	-	-	-	-
Commercial real estate loans	338,749	144	0.04%	27,261	-	-
Residential real estate loans	231,302	449	0.19%	167,536	421	0.25%
Consumer and other loans	7,087	2	0.03%	2,514	-	-
Municipal loans	6,182	-	-	6,749	-	-
Total	$715,039	$634	0.09%	$236,840	$469	0.20%
Excluding PPP loans	$691,265	$634	0.09%	$236,840	$469	0.20%
Allowance for credit losses on loans		$3,152			$2,789
Ratio of allowance for loan losses to total loans		0.44%			1.18%
Ratio of non-accrual loans to total loans		0.09%			0.20%
Ratio of allowance for loan losses to non-accrual loans		497.16%			594.67%

The table below provides an allocation of the allowance for loan losses by loan category at December 31, 2021 and 2020.

(In Thousands)	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2021
Agriculture loans	$23	1.31%	$9,341	0.25%
Commercial loans	582	13.79%	98,604	0.59%
Paycheck Protection Program ("PPP") loans	-	3.32%	23,774	0.00%
Commercial real estate loans	799	47.37%	338,749	0.24%
Residential real estate loans	1,634	32.35%	231,302	0.71%
Consumer and other loans	22	0.99%	7,087	0.31%
Municipal loans	15	0.86%	6,182	0.24%
Unallocated Allowance	77
Total	3,152	100.00%	715,039	0.44%

December 31, 2020
Agriculture loans	$120	4.75%	$11,246	1.07%
Commercial loans	290	9.09%	21,534	1.35%
Commercial real estate loans	314	11.51%	27,261	1.15%
Residential real estate loans	1,702	70.74%	167,536	1.02%
Consumer and other loans	35	1.06%	2,514	1.39%
Municipal loans	18	2.85%	6,749	0.27%
Unallocated Allowance	310
Total	$2,789	100.00%	$236,840	1.18%
The allowance for loan losses increased $363 thousand from $2.8 million at December 31, 2020 to $3.2 million at December 31, 2021. The primary driver of the increased allowance for loan losses was a provision for loan losses recognized during the year ended December 31, 2021 of $648 thousand, offset by net chargeoffs of $285 thousand. During the year ended December 31, 2021, management noted that a total of 8 pre-merger loans with an outstanding principal balance of $560 thousand had migrated from the Pass risk rating category to the Substandard category and an additional 8 pre-merger loans with an outstanding principal balance of $4.3 million had migrated from the Pass risk rating category to the Special Mention category resulting in a need to increase the provision for loan losses. Additionally, management adjusted the qualitative allowance factors to reflect a change in management over the credit portfolio, also adding to the current year provision when compared to the prior year. Not included in the table above is the remaining unamortized credit fair value adjustment on loans acquired through the Merger which totaled $7.1 million at December 31, 2021.

Asset quality remained strong at December 31, 2021 with non-performing assets, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, and other real estate owned, was $1.8 million or 0.25% of total gross loans. This is compared to $616 thousand of non-performing assets at December 31, 2020, which equated to 0.26% of gross loans. Additionally, to compare our allowance for loan losses as a percentage of our gross loans outstanding, the Company also considers the credit fair value adjustment that was made to the loans acquired through the Merger, which totaled $7.1 million at December 31, 2021, in order to capture a truer picture of our overall coverage related to potential loan losses. Our allowance for loan losses and our credit fair value adjustment total $10.2 million at December 31, 2021 and represented 1.41% to our total gross loans, which is an increase from 1.18% at December 31, 2020.

Additional information related to the provision for loan losses and net (charge-offs) recoveries is presented in the table below. Also see Note 6 - Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.

(In Thousands)	Provision Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2021
Agriculture loans	$(97)	$-	9,386	0.00%
Commercial loans	294	(2)	43,102	0.00%
Paycheck Protection Program ("PPP") loans	-	-	6,523	0.00%
Commercial real estate loans	503	(18)	119,217	-0.02%
Residential real estate loans	197	(265)	181,494	-0.15%
Consumer and other loans	(13)	-	3,550	0.00%
Municipal loans	(3)	-	6,577	0.00%
Unallocated	(233)	-
Total	$648	$(285)	369,849	-0.08%
Excluding PPP loans	$648	$(285)	363,325	-0.08%

2020
Agriculture loans	$(32)	$-	11,988	0.00%
Commercial loans	(22)	-	21,284	0.00%
Paycheck Protection Program ("PPP") loans	-	-	-	0.00%
Commercial real estate loans	59	-	36,473	0.00%
Residential real estate loans	87	(92)	153,051	-0.06%
Consumer and other loans	(3)	(5)	3,171	-0.16%
Municipal loans	5	-	6,476	0.00%
Unallocated	90	-
Total	$184	$(97)	232,443	-0.04%
Excluding PPP loans	$184	$(97)	232,443	-0.04%

Total deposits grew by $396.5 million or 106%, from $375.1 million at December 31, 2020 to $771.7 million at December 31, 2021. Changes in the deposit types are presented in the table below:

(in thousands)	December 31, 2021	December 31, 2020	Change	%
Demand, noninterest-bearing	$129,243	$66,573	$62,670	94.1%
Demand, interest-bearing	256,258	158,708	97,550	61.5%
Money market and savings	205,843	69,188	136,655	197.5%
Time deposits, $250,000 and over	56,266	14,253	42,013	294.8%
Time deposits, other	124,055	66,402	57,653	86.8%
Total deposits	$771,665	$375,124	$396,541	106%

Of the increase in total deposits of $396.5 million, the deposits assumed in the Merger contributed $391.2 million resulting in deposit growth outside of the Merger of $5.4 million or 1% from December 31, 2020.

The table below presents the daily average balances by deposit type and weighted average rates paid thereon for the years ended December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(In Thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, noninterest-bearing	$99,747	0.00%	$61,780	0.00%
Demand, interest-bearing	175,133	0.59%	144,081	0.94%
Money market and savings	112,511	0.18%	70,238	0.09%
Time deposits, other	110,928	0.77%	81,701	1.52%
Total Deposits	$498,319	0.42%	$357,800	0.74%

The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 of $317.2 million at December 31, 2021. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. At December 31, 2021, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

(In Thousands)	December 31, 2021
Due within 3 months or less	$1,384
Due after 3 months and within 6 months	977
Due after 6 months and within 12 months	17,041
Due after 12 months	14,288
$33,690

At December 31, 2021, other borrowings consisted of $19.8 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which were assumed as part of the Merger. The PPPLF is a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. At December 31, 2020, other borrowings consisted of $1.1 million in FHLB fixed rate advances. Additionally, subordinated debt with a fair value of $20.7 million was assumed as part of the Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Total shareholders’ equity increased by $58.9 million, or 116%, from $50.7 million at December 31, 2020, to $109.6 million at December 31, 2021. The increase was primarily attributable to the stock issued in association with the Merger which added $61.4 million to shareholders' equity and net income of $289 thousand. This addition to equity was partially offset by dividends paid of $1.5 million and other comprehensive loss of $1.4 million.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

General: Net income was $289 thousand for the year ended December 31, 2021, or $0.04 per diluted share, a decrease of $3.9 million compared to net income of $4.2 million, or $0.74 per diluted share, for the year ended December 31, 2020.

Net income for the year ended December 31, 2021 reflected the results of GNBF for the period from January 1, 2021 through September 17, 2021 and the results of the combined company following the completion of the Merger on September 18, 2021 through December 31, 2021.

The decrease in net income for the year ended December 31, 2021 as compared to the prior year was the result of an increase in noninterest expense of $9.2 million, $4.6 million of which related to Merger expenses, and an increase in the provision for loan losses of $464 thousand. These were partially offset by an increase in interest and dividend income of $4.2 million, a decrease in interest expense of $327 thousand, a decrease in income tax expense of $834 thousand, and an increase in noninterest income of $385 thousand.

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

Average Balances, Interest and Average Yields: The following table sets forth certain information relating to average balance sheets and reflects the average annualized yield on interest-earning assets and average annualized cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields, but were not material adjustments to the yields. Yields on earning assets are shown on a fully taxable-equivalent basis assuming a tax rate of 21%.

	For the Year Ended December 31,
	2021			2020
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$35,279	$381	1.08%	$46,324	$561	1.21%
Securities
Taxable (1)	73,960	939	1.27%	65,010	1,002	1.54%
Tax-Exempt	44,719	1,585	3.54%	46,004	1,562	3.40%
Total Available for Sale Securities	118,679	2,524	2.13%	111,014	2,564	2.31%
Total Cash Equiv. and Investments	153,958	2,905	1.89%	157,338	3,125	2.66%
Total Loans	369,849	15,924	4.31%	232,443	11,494	4.94%
Total Earning Assets	523,807	18,829	3.59%	389,781	14,619	3.75%
Other Assets	46,615			21,227
Total Assets	$570,422			$411,008
Interest bearing demand	$175,133	$1,034	0.59%	$144,081	$1,349	0.94%
Money market demand	112,511	198	0.18%	70,238	66	0.09%
Time deposits	110,928	859	0.77%	81,701	1,243	1.52%
Total Borrowings	14,881	299	2.01%	2,021	59	2.92%
Total Interest-Bearing Liabilities	413,453	2,390	0.58%	298,041	2,717	0.91%
Non Int Bearing Deposits	99,747			61,780
Total Cost of Funds	$513,200	$2,390	0.47%	$359,821	$2,717	0.76%
Other Liabilities	5,965			3,476
Total Liabilities	$519,165			$363,297
Equity	$51,257			$47,711
Total Liabilities & Equity	$570,422			$411,008
Net Interest Income/Spread (FTE)		16,439	3.01%		11,902	2.84%
Tax-Equivalent Basis Adjustment		(333)			(328)
Net Interest Income		$16,106			$11,574
Net Interest Margin			3.07%			2.97%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Year Ended December 31, 2021 vs. 2020 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(61)	$(119)	$(180)
Available for Sale Securities
Taxable	(177)	114	(63)
Tax-Exempt	68	(46)	23
Total Available for Sale Securities	(108)	68	(40)
Total Loans	(1,486)	5,916	4,430
Total Earning Assets	(1,655)	5,865	4,210
Interest Expense:
Interest bearing demand	(498)	183	(315)
Money market demand	58	74	132
Time deposits	(610)	226	(384)
Total Borrowings	(18)	258	240
Total Interest-Bearing Liabilities	(1,069)	742	(327)
Change in Net Interest Income	$(586)	$5,122	$4,537

Net Interest Income: Net interest income before provision for loan losses increased by $4.5 million, or 39%, to $16.1 million for the year ended December 31, 2021, compared to $11.6 million for the year ended December 31, 2020. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans, as well as a decrease in interest expense resulting from decreased rates paid on interest-bearing liabilities. The net interest margin increased 10 basis points to 3.07% for the year ended December 31, 2021 from 2.97% for the year ended December 31, 2020.

Interest Income: Interest income increased to $18.5 million for the year ended December 31, 2021, compared with $14.3 million for the year ended December 31, 2020 primarily due to an increase in interest income on loans as a result of the growth in average assets, primarily loans, following the completion of the Merger. The growth in the average balance of interest earning assets which increased $134.0 million to $523.8 million for the year ended December 31, 2021 compared to $389.8 million for the year ended December 31, 2020 contributed $5.9 million in growth of interest income. The average balance of loans increased $137.4 million during the year ended December 31, 2021 as compared to the prior year primarily as a result of the Merger. This growth was partially offset by a decrease in average yield on interest earning assets which decreased 16 basis points from 3.75% for the year ended December 31, 2020 to 3.59% for the year ended December 31, 2021. In general, the Company experienced a decrease in most rates on interest earning assets as a result of the low interest rate environment which began following the Federal Reserve's decision to decrease the range for the Fed Funds target rate to 0% to 0.25% as of March 31, 2020. This rate reduction along with increased competition for loan originations has resulted in new loans originated during 2021, generally, earning a lower percentage of interest compared to the loan portfolio existing at December 31, 2020.

Interest Expense: Interest expense decreased by $327 thousand or 12.0% to $2.4 million for the year ended December 31, 2021, compared to $2.7 million for the year ended December 31, 2020. The decrease in interest expense was primarily due to the decrease in the average rates paid on interest bearing liabilities, which decreased 33 basis points from 0.91% for the year ended December 31, 2020 to 0.58% for the year ended December 31, 2021 primarily as a result of the reduction in rates of our time deposits and interest bearing demand deposits. This decrease in rates was partially offset by an increase in the average balances of interest bearing liabilities, which increased $115.4 million to $413.5 million for the year ended December 31 2021 compared to $298.0 million for the year ended December 31, 2020 as a result of the increase in the average balance of our deposits. While the aforementioned lower rate environment has helped the Company reduce overall cost of funds, the evolution of our business has also played a role in this reduction of cost. As the Company continues to grow and mature, we have been able to continue to foster customer relationships that grow core deposits and decrease its reliance upon higher cost time deposits.

Provision for Loan Losses: The provision for loan losses increased by $464 thousand from $184 thousand for the year ended December 31, 2020 to $648 thousand for the year ended December 31, 2021. During the year ended December 31, 2021, management noted that a total of 8 pre-merger loans with an outstanding principal balance of $560 thousand had migrated from the Pass risk rating category to the Substandard category and an additional 8 pre-merger loans with an outstanding principal balance of $4.3 million had migrated from the Pass risk rating category to the Special Mention category resulting in a need to increase the provision for loan losses. Another cause for additional provision for loan losses can be attributed to an increase in net charge-offs of $188 thousand during the year ended December 31, 2021 compared to 2020. Additionally, management adjusted the qualitative allowance factors to reflect a change in management over the credit portfolio, also adding to the current year provision when compared to the prior year.

The Company completes a comprehensive quarterly evaluation to determine its provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income: Non-interest income increased by $385 thousand to $2.1 million for the year ended December 31, 2021, from the $1.8 million recognized during 2020. The increase was the result of increased earnings on bank owned life insurance due to additional purchases and assumptions from the Merger. The Merger also resulted in various other increases in other fees and charges for the year ended December 31, 2021 compared to the same period in 2020.

Non-interest Expenses: Non-interest expenses increased $9.2 million or 111%, from $8.3 million for the year ended December 31, 2020, to $17.5 million for the year ended December 31, 2021. The increase was largely due to Merger related expenses which totaled $4.6 million and represent one-time expenses that have been specifically incurred as a result of the Merger and management would not expect to incur these expenses in future periods where a merger is not present. Additionally, the Company noted (1) an increase of $2.5 million in salary and employee benefits expense related to increased employee headcount post-merger; (2) an increase of $466 thousand in occupancy expense as a result of increased lease expense and increased depreciation expense related to the addition of historic LINKBANK locations as a result of the reverse merger; (3) an increase of $152 thousand in equipment and data processing expenses related to the additional costs attributed to maintaining two operating systems until our system conversion was completed on October 15, 2021; and (4) an increase in FDIC insurance costs of $158 thousand.

Income Tax Benefit/Expense: Income tax benefit for the year ended December 31, 2021 totaled $189 thousand compared to income tax expense of $645 thousand for the same period in 2020. Accounting for the effect of tax free income and non-deductible merger expenses resulted in a net tax benefit for the year ended December 31, 2021.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of December 31, 2021 totaled $118.6 million, or 66% of our certificates of deposit, and 15% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At December 31, 2021, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $284.6 million. There were no advances outstanding at December 31, 2021.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2021 and 2020, the

Bank met the capital requirements to be considered “well capitalized.” See Note 17 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 18 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

For disclosures of the Company’s future obligations under operating leases, please see Note 8 within the Notes to the Consolidated Financial Statements. For disclosures of the Company’s contractual obligations related to certificates of deposits, please see Note 10 within the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. Management has determined that our critical accounting policies are those policies governing the computation of the allowance for loan losses and our policy related to accounting for business combinations. See Note 1 of the Notes to the Consolidated Financial Statements for all our accounting policies, including these identified critical accounting policies.

Recently Issued Accounting Standards

Recently issued accounting standards are included in Note 1 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LINKBANCORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LINKBANCORP, Inc. and subsidiaries (the “Company”) as of December 31, 2021; the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $715 million as of December 31, 2021, and the associated ALL was $3.2 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

Allowance for Loan Losses (ALL) – Qualitative Factors (Continued)

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

Accounting for Acquisitions

Description of the Matter

During 2021, the Company completed the reverse acquisition of GNB Financial Services, Inc. (GNBF) for net consideration of $71.5 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for by applying the acquisition method.

Auditing the Company’s accounting for the reverse acquisition was complex due to the significant estimation required by management to determine the fair value of the loans acquired and intangible assets, which includes core deposit intangibles, of $9.1 million and $1.2 million, respectively. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value, including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral, and interest rate environment. The Company determined the fair value of the core deposit intangibles by using a discounted cash flow model based on various factors, including discount rate, attrition rate, interest rate, cost of alternative funds, and net maintenance costs. The significant estimation was primarily due to the judgement involved in determining the discount rate used to discount the expected cash flows for acquired loans and core deposit intangibles, along with other factors described above, to establish the acquisition-date fair value of the loans and core deposit intangibles. These factors are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included testing controls over the completeness and accuracy of the data and the estimation process supporting the fair value of loans acquired and core deposit intangibles. We also tested management’s review of factors used in the valuation models.

To test the estimated fair value of the loans acquired and intangible assets, which include core deposit intangibles, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology, evaluating the factors used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the factors and estimates. For example, when evaluating the discount rate and other factors noted above, we compared the factors to current industry, market, and economic information, in addition to factors used in historical acquisitions.

We have served as the Company’s auditor since 2020.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

GNB Financial Services, Inc.

Gratz, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GNB Financial Services, Inc. (the "Company"), as of December 31, 2020 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the consolidated results of its income and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HACKER, JOHNSON & SMITH PA

We have served as the Company's auditor since 2021.

Tampa, Florida

May 7, 2021

PCAOB ID: 400

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$8,620	$5,709
Interest-bearing deposits with other institutions	13,970	27,453
Cash and cash equivalents	22,590	33,162
Certificates of deposit with other banks	12,828	17,051
Securities available for sale, at fair value	103,783	125,447
Loans held for sale	3,860	1,015
Loans receivable, net of allowance for loan losses of $3,152 at December 31, 2021, and $2,789 at December 31, 2020	711,664	233,795
Investments in restricted bank stock	2,685	2,268
Premises and equipment, net	5,289	3,428
Right-of-Use Asset – Premises	4,680	370
Bank-owned life insurance	18,787	8,941
Goodwill and other intangible assets	37,152	2,509
Deferred tax asset	4,038	—
Accrued interest receivable and other assets	5,407	1,558
TOTAL ASSETS	$932,763	$429,544
LIABILITIES
Deposits:
Demand, noninterest bearing	$129,243	$66,573
Interest bearing	642,422	308,551
Total deposits	771,665	375,124
Other Borrowings	19,814	1,120
Subordinated Debt	20,696	—
Operating Lease Liabilities	4,680	370
Deferred tax liability	—	22
Accrued interest payable and other liabilities	6,285	2,234
TOTAL LIABILITIES	823,140	378,870

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 1, 8, and 18)

SHAREHOLDERS’ EQUITY
Preferred stock (At December 31, 2021: no par value; 5,000,000 shares authorized; no shares issued and outstanding. At December 31, 2020: no shares authorized)	—	—
Common stock (At December 31, 2021: $0.01 par value; 25,000,000 shares authorized; 9,826,435 shares issued and outstanding. At December 31, 2020: $0.01 par value; 14,612,800 shares authorized; 5,715,950 shares issued and 5,691,686 shares outstanding)	99	57
Surplus	82,910	21,604
Retained earnings	24,836	26,009
Accumulated other comprehensive income	1,778	3,192
Treasury stock (0 and 24,265 shares at December 31, 2021 and December 31, 2020, respectively	—	(188)
TOTAL SHAREHOLDERS’ EQUITY	109,623	50,674
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$932,763	$429,544

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$15,924	$11,494
Investment securities and certificates of deposit:
Taxable	873	$1,409
Exempt from federal income tax	1,252	$1,221
Other	447	167
Total interest and dividend income	18,496	14,291
INTEREST EXPENSE
Deposits	2,091	2,658
Other Borrowings	50	59
Subordinated Debt	249	—
Total interest expense	2,390	2,717
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	16,106	11,574
Provision for loan losses	648	184
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,458	11,390
NONINTEREST INCOME
Service charges on deposit accounts	733	743
Bank-owned life insurance	253	186
Net realized gains on the sales of debt securities, available for sale	74	110
Gain on sale of secondary market mortgage loans	316	358
Other	763	357
Total noninterest income	2,139	1,754
NONINTEREST EXPENSE
Salaries and employee benefits	6,999	4,544
Occupancy	913	447
Equipment and data processing	1,340	1,188
Professional fees	685	538
FDIC insurance	231	73
Bank Shares Tax	434	294
Merger Related Expenses	4,584	-
Other	2,311	1,222
Total noninterest expense	17,497	8,306
Income before income tax (benefit) expense	100	4,838
Income tax (benefit) expense	(189)	645
NET INCOME	$289	$4,193
EARNINGS PER SHARE, BASIC	$0.04	$0.74
EARNINGS PER SHARE, DILUTED	$0.04	$0.74
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	6,879,658	5,691,686
DILUTED	7,250,463	5,691,686

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020
(In Thousands)
Net income	$289	$4,193
Components of other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	(1,716)	2,904
Tax effect	360	(609)
Net of tax amount	(1,356)	2,295

Reclassification adjustment for debt securities gains realized in net income	(74)	(110)
Tax effect	16	23
Net of tax amount	(58)	(87)
Total other comprehensive income (loss)	(1,414)	2,208
Total comprehensive income (loss)	$(1,125)	$6,401

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	*	5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674
Net income		—	—	—	289	—	—	289
Dividends declared ($0.205 per share)		—	—	—	(1,462)	—	—	(1,462)
Impact of merger with GNB Financial Services, Inc.		4,098,485	41	61,167	—	—	188	61,396
Exercise of stock options		12,000	1	119	—	—	—	120
Stock option expense		—	—	20	—	—	—	20
Other comprehensive loss		—	—	—	—	(1,414)	—	(1,414)
Balance, December 31, 2021		9,826,435	$99	$82,910	$24,836	$1,778	$-	$109,623

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	*	5,715,950	$57	$21,604	$23,249	$984	$(188)	$45,706
Net income		—	—	—	4,193	—	—	4,193
Dividends declared ($0.25 per share)		—	—	—	(1,433)	—	—	(1,433)
Other comprehensive income		—	—	—	—	2,208	—	2,208
Balance, December 31, 2020		5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674

* Common Stock Shares, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(In Thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$289	$4,193
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	648	184
Depreciation	355	244
Amortization of intangible assets	125	65
Amortization of premiums and discounts	1,379	954
Origination of loans to be sold	(12,079)	(31,441)
Proceeds from loan sales	13,410	30,784
Gain on sale of loans	(316)	(358)
Share-based and deferred compensation	292	—
Capitalized mortgage servicing rights	(169)	(275)
Bank-owned life insurance income	(253)	(186)
Gain on sale of debt securities, available for sale	(74)	(110)
Change in accrued interest receivable and other assets	(165)	(544)
Change in accrued interest payable and other liabilities	1,332	(382)
Net cash provided by operating activities	4,774	3,128

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	11,371	5,706
Proceeds from calls and maturities	2,900	12,250
Proceeds from principal repayments	21,592	14,593
Purchases	(14,192)	(71,130)
Purchase of certificates of deposit with other banks	(249)	(996)
Proceeds from redemptions of certificates of deposit with other banks	4,472	2,739
Purchase of restricted investment in bank stocks	(536)	(1,129)
Redemption of restricted investment in bank stocks	1,122	153
(Increase) decrease in loans, net	(66,472)	1,104
Purchase of bank-owned life insurance	(5,000)	(2,000)
Proceeds from death benefit under bank-owned life insurance	191	-
Proceeds from disposal of premises and equipment	131	-
Purchase of premises and equipment	(260)	(109)
Net cash acquired through merger and acquisition	39,885	-
Net cash used for investing activities	(5,045)	(38,819)

FINANCING ACTIVITIES
Increase in deposits, net	5,381	44,217
Repayments of long-term borrowings	(14,340)	(1,639)
Issuance of shares from exercise of stock options	120	—
Dividends paid	(1,462)	(1,433)
Net cash (used in) provided by financing activities	(10,301)	41,145
(Decrease) increase in cash and cash equivalents	(10,572)	5,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,162	27,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,590	$33,162

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$2,520	$2,831
Income taxes	$560	$745
MERGER AND ACQUISITION CASH FLOW DISCLOSURES
Non-cash assets acquired:
Securities available for sale	3,111	—
Loans	415,905	—
Investments in restricted bank stock	1,039	—
Premises and equipment	2,087	—
Right-of-Use Asset	4,544	—
Bank-owned life insurance	4,784	—
Goodwill	33,508	—
Intangible assets	1,246	—
Deferred tax assets	3,675	—
Accrued interest receivable and other assets	3,295	—
Liabilities assumed:		—
Deposits	391,160	—
Other borrowings	33,034	—
Subordinated debt	20,740	—
Operating lease liabilities	4,544	—
Accrued interest payable and other liabilities	2,026	—
Net non-cash assets acquired	61,396	—
Cash and cash equivalents acquired	$49,962	$—
See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All dollar amounts are presented in thousands, except share and per share amounts)

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

Basis of Presentation

The merger of GNBF with and into the Company was accounted for as a reverse acquisition using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805 Business Combinations. As such, GNBF was the accounting acquirer and LINKBANCORP was the accounting acquiree. Factors considered within this guidance included, but were not limited to the following:

•
the relative voting interests of GNB shareholders and LINK shareholders in the resulting company after the merger was completed;
•
the composition of the board of directors of the Company after the merger was completed;
•
the composition of executive and senior management of the resulting company after the merger was completed;
•
the terms of the exchange of equity securities in the merger; and
•
the relative size of GNB and LINK at the time of the merger.

Accordingly, GNBF's historical financial statements are the historical financial statements of the combined company for all periods prior to September 18, 2021 (the "Merger Date").

The Company’s results of operations for 2021 include the results of operations of the combined company on and after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of GNBF and do not include the results of operations of LINKBANCORP, Inc. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of GNBF common stock in the Merger. The assets and liabilities of LINKBANCORP, Inc. as of the Merger Date have been recorded at their estimated fair value and added to those of GNBF. See Note 2. Merger for further information.

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

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Certain components of equity have been retrospectively adjusted to reflect the effect of the Merger, which has been accounted for as a reverse acquisition. Common Stock Shares and Amount, Surplus, and Dividends per share amount have been adjusted to reflect the the merger exchange ratio.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the valuation of deferred tax assets.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the acquisition. GAAP requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances and written down when impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to income. Core deposit intangible assets (“CDI”) are initially measured at fair value and then amortized over the expected life on an accelerated basis using projected decay rates of the underlying core deposits. The expected life is generally ten years. The principal factors considered when valuing the CDI consist of the following: (1) the rate and maturity structure of the interest-bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment, and (4) estimated noninterest income potential of the acquired relationship. The CDI is evaluated periodically for impairment.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings, and any other-than-temporary impairment related to other factors is recognized in other comprehensive income.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no material changes in the Bank’s accounting policies or methodology related to the allowance for loan losses during the year ended December 31, 2021.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and residential mortgage loan segments by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

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

Investment in Restricted Stock, at Cost

The Company holds restricted stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Atlantic Community Bancshares, Inc. (“ACBB”) which is carried at cost. The Company holds $194 and $170 of ACBB stock at December 31, 2021 and 2020, respectively. The Company holds $2,491 and $2,062 of FHLB stock at December 31, 2021 and 2020, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

Premises and Equipment

Leasehold improvements and furniture and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment are three to ten years; leasehold improvements are amortized over the shorter of their respective lease term or estimated life of the improvement.

Other Real Estate Owned

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other noninterest income or other noninterest expense. As of December 31, 2021 and 2020, the Company had no

other real estate owned. As of December 31, 2021, the Company has initiated formal foreclosure proceedings on no consumer residential mortgages, which have not yet been transferred into foreclosed assets.

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

Stock Warrants

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of December 31, 2021 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.

Based on the contractual terms, the warrants do not fall within the scope of ASC 480-10, Distinguishing Liabilities from Equity, and they meet the requirements within ASC 815, Derivatives and Hedging, to be classified within shareholders’ equity. The fair value of these shares upon issuance using the Black-Scholes model was zero, based on the fair value for the stock on the date of grant.

Comprehensive Income

Comprehensive Income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock, at cost on the consolidated balance sheets, on a settlement date basis.

Earnings Per Share

Basic earnings per share (EPS) represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method.

Operating Segments

While the chief decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis, as management does not separately allocate expenses between the various operations of the Company.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $171 and $37, respectively, and were included within Other Expenses within the Consolidated Statements of Operations.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. This model is also applicable to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the amendments in ASU 2016-03 require credit losses on available-for-sale debt securities to be presented as a valuation rather than as a direct write down. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on these financial instruments. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 and has individuals from multiple disciplines working with a third-party vendor solution to assist with the application of ASU 2016-13. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. For debt securities with other-than-temporary impairment ("OTTI"), the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchased credit deteriorated ("PCD") assets at the date of adoption. The asset will be grossed up for the allowance for expected losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in the expected credit losses swill be recorded through the allowance.

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

2. MERGER

As described in Note 1. Summary of Significant Accounting Policies, effective September 18, 2021 the Company completed its merger with GNBF by acquiring 100% of the outstanding common shares of GNBF.

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

(Dollars in thousands except per share amounts)
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

The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, the Company records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company is continuing to finalize the fair values of loans, intangible assets, and income taxes. As a result, the recorded fair value adjustments are preliminary and may change as additional information becomes available. Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Merger is allocated in the table below.

Total Consideration in the Merger		$71,473

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$49,962
Securities available for sale	3,111
Loans	415,905
Premises and equipment	2,087
Right-of-use asset	4,544
Intangible assets	1,246
Investment in bank owned life insurance	4,784
Deferred taxes	3,675
Other assets	4,394
Total Assets Acquired	489,708

Calculated Fair Value of Liabilities Assumed
Deposits	391,160
Long term borrowings	33,034
Subordinated debt	20,740
Operating lease liabilities	4,544
Other liabilities	2,265
Total Liabilities Assumed	451,743
Net Assets Acquired		37,965
Goodwill From the Merger		$33,508

The following table summarizes the Merger as of September 18, 2021:

Total Consideration in the Merger		$71,473

LINKBANCORP, Inc. stockholders’ equity	$43,124
LINKBANCORP, Inc. goodwill and intangibles	(1,353)

Fair Value Adjustments:
Loans
Interest rate	(1,521)
General credit	(6,346)
Credit adjustment for loans acquired with deteriorated credit quality	(1,243)
Remove existing deferred loan fees, net at acquisition	1,192
Remove the allowance for loan losses present at acquisition	4,953
Intangible assets	1,146
Other assets	(991)

Time deposits	(231)
Subordinated debt	(765)
		37,965
Goodwill From the Merger		$33,508

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

Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. The goodwill resulting from the acquisition represents the value expected from the expansion of the Company's market and enhancement of operations and efficiencies. Goodwill acquired in the acquisition is not deductible for tax purposes.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities were determined using Level 1 and Level 2 inputs in the fair value hierarchy. A fair value premium of $96 was recorded and will be amortized over the estimated life of the investments using the interest rate method.

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

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of GNBF and LINKBANCORP, Inc. as if the Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the year ended December 31, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had GNBF merged with LINKBANCORP, Inc. at the beginning of 2020. The pro forma amounts for the years ended December 31, 2021 and 2020 do not reflect the anticipated cost savings that have not yet been realized.

	Twelve months ended December 31,
(Dollars in thousands)	2021	2020
Net interest income	$28,075	$23,392
Non-interest income	2,551	2,403
Net income (loss)	8,159	4,387
Basic earnings (loss) per common share	$0.83	$0.47
Diluted earnings (loss) per common share	$0.80	$0.46

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	December 31, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$1,099	$—	$(15)	$1,084
Obligations of state and political subdivisions	46,115	2,405	(38)	48,482
Mortgage-backed securities in government-sponsored entities	54,239	382	(404)	54,217
Total available-for-sale securities	$101,453	$2,787	$(457)	$103,783

	December 31, 2020
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$7,835	$198	$(39)	$7,994
Obligations of state and political subdivisions	49,167	2,895	(3)	52,059
Mortgage-backed securities in government-sponsored entities	64,406	1,068	(80)	65,394
Total available-for-sale securities	$121,408	$4,161	$(122)	$125,447

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$1,084	$(15)	$1,084	$(15)
Obligations of state and political subdivisions	3,189	(38)	—	—	3,189	(38)
Mortgage-backed securities in government-sponsored entities	23,420	(266)	4,687	(102)	28,107	(368)
Total available-for-sale securities	$26,609	$(304)	$5,771	$(117)	$32,380	$(421)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$2,059	$(9)	$1,539	$(30)	$3,598	$(39)
Obligations of state and political subdivisions	557	(3)	—	—	557	(3)
Mortgage-backed securities in government-sponsored entities	12,245	(80)	—	—	12,245	(80)
Total available-for-sale securities	$14,861	$(92)	$1,539	$(30)	$16,400	$(122)

The Company reviews its position quarterly and has asserted that as of December 31, 2021 and 2020, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 41 and 19 debt securities with unrealized losses at December 31, 2021 and 2020, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

Amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	December 31, 2021
(In Thousands)	Amortized Cost	Fair Value
Available for Sale:
Due within one year	$1,195	$1,200
Due after one year through five years	5,442	5,593
Due after five years through ten years	12,006	12,400
Due after ten years	28,571	30,373
Mortgage-backed securities and Collateralized Mortgage Obligations	54,239	54,217
	$101,453	$103,783

The following table summarizes sales of debt securities:

	For the Year Ended December 31,
(In Thousands)	2021	2020
Proceeds	$11,371	$5,706
Gross gains	127	221
Gross losses	(53)	(111)
Net gain	$74	$110

The Company had pledged debt securities with a carrying value of $45,300 and $52,100 to secure public monies as of December 31, 2021 and 2020, respectively.

4.
CERTIFICATES OF DEPOSIT WITH OTHER BANKS

Interest-earning certificates of deposit with other banks are held at cost. The contractual maturity of these certificates of deposit as of December 31, 2021 and 2020 is as follows:

	December 31
(in thousands)	2021	2020
Due in one year or less	$7,205	$4,472
Due after one year through five years	5,623	11,583
Due after five years through ten years	-	996
	$12,828	$17,051

5.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	December 31, 2021	December 31, 2020
Agriculture loans	$9,341	$11,246
Commercial loans	98,604	21,534
Paycheck Protection Program ("PPP") loans	23,774	—
Commercial real estate loans	338,749	27,261
Residential real estate loans	231,302	167,536
Consumer and other loans	7,087	2,514
Municipal loans	6,182	6,749
	715,039	236,840
Deferred fees	(223)	(256)
Allowance for loan losses	(3,152)	(2,789)
Total	$711,664	$233,795

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate. In the normal course of business, the Company extends loans to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. The balance of these loans and extensions of credit totaled $10,631 and $2,586 as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company serviced residential mortgage loans for the Federal Home Loan Bank of Pittsburgh in the amount of $51,101 and $45,356, respectively.

6.
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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at December 31, 2021 and 2020.

The following table summarizes the activity in the allowance for loan losses by loan class for the years ended December 31, 2021 and 2020.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	For the Year Ended December 31, 2021
Allowance for loan losses:
Beginning balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789
Charge-offs	—	(24)	(18)	(297)	—	—	—	(339)
Recoveries	—	22	—	32	—	—	—	54
Provision	(97)	294	503	197	(13)	(3)	(233)	648
Ending balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
	For the Year Ended December 31, 2020
Allowance for loan losses:
Beginning balance	$152	$312	$255	$1,707	$43	$13	$220	$2,702
Charge-offs	—	—	—	(99)	(12)	—	—	(111)
Recoveries	—	—	—	7	7	—	—	14
Provision	(32)	(22)	59	87	(3)	5	90	184
Ending balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789

The increase in the allowance for loan losses allocated to the commercial loans and commercial real estate loans can be attributed to the increase in the carrying value of loans that have been risk rated as Special Mention and Substandard as of December 31, 2021. Please see the "Credit Quality Information" section below for further details.

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at December 31, 2021 and 2020.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	As of December 31, 2021
Allowance for loan losses:
Ending balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Loans:
Ending balance	$9,341	$122,378	$338,749	$231,302	$7,087	$6,182		$715,039
Ending balance: individually evaluated for impairment	$—	$42	$—	$709	$—	$—		$751
Ending balance: loans acquired with deteriorated credit quality	$—	$512	$4,394	$650	$—	$—		$5,556
Ending balance: collectively evaluated for impairment	$9,341	$121,824	$334,355	$229,943	$7,087	$6,182		$708,732

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
	As of December 31, 2020
Allowance for loan losses:
Ending balance	$120	$290	$314	$1,702	$35	$18	310	$2,789
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$120	$290	$314	$1,702	$35	$18	310	$2,789
Loans:
Ending balance	$11,246	$21,534	$27,261	$167,536	$2,514	$6,749		$236,840
Ending balance: individually evaluated for impairment	$—	$2	$—	$295	$—	$—		$297
Ending balance: collectively evaluated for impairment	$11,246	$21,532	$27,261	$167,241	$2,514	$6,749		$236,543

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $5,527 at December 31, 2021.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all PCI loans acquired through the Merger was $6,627 and the estimated fair value of the loans was $5,384. Total contractually required payments on these loans, including interest, at acquisition was $8,509. The Company's preliminary estimate of expected cash flows was $5,793 at the acquisition date. The Company established a credit risk related non-accretable discount of $2,716 relating to these PCI loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $409 relating to these PCI loans. The remaining unamortized accretable discount at December 31, 2021 totaled $307.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2021 and 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

Loss – loans classified as a Loss are considered uncollectible and are immediately charged against allowances.

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2021 and 2020:

(In Thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$9,341	—	—	—	$9,341
Commercial and PPP loans	$117,918	3,757	703	—	$122,378
Commercial real estate loans	$332,156	2,077	4,516	—	$338,749
Residential real estate loans	$228,664	1,657	981	—	$231,302
Consumer loans	$7,087	—	—	—	$7,087
Municipal loans	$6,182	—	—	—	$6,182
Total	$701,348	$7,491	$6,200	$—	$715,039

(In Thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$11,246	—	—	—	$11,246
Commercial loans	$21,259	—	275	—	$21,534
Commercial real estate loans	$27,261	—	—	—	$27,261
Residential real estate loans	$166,968	—	568	—	$167,536
Consumer loans	$2,514	—	—	—	$2,514
Municipal loans	$6,749	—	—	—	$6,749
Total	$235,997	$—	$843	$—	$236,840

The following tables present an aging analysis of the recorded investment of past-due loans.

	December 31, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$83	$—	$—	$83	$9,258	$—	$9,341	$—
Commercial and PPP loans	66	—	—	66	121,800	512	122,378	—
Commercial real estate loans	245	—	—	245	334,110	4,394	338,749	—
Residential real estate loans	1,427	211	869	2,507	228,145	650	231,302	762
Consumer loans	31	2	—	33	7,054	—	7,087	—
Municipal loans	—	—	—	—	6,182	—	6,182	—
Total	$1,852	$213	$869	$2,934	$706,549	$5,556	$715,039	$762

	December 31, 2020
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$171	$—	$—	$171	$11,075	$11,246	$—
Commercial loans	66	—	6	72	21,462	21,534	—
Commercial real estate loans	1,297	—	—	1,297	25,964	27,261	—
Residential real estate loans	1,248	831	338	2,417	165,119	167,536	147
Consumer loans	69	26	—	95	2,419	2,514	—
Municipal loans	—	—	—	—	6,749	6,749	—

Total	$2,851	$857	$344	$4,052	$232,788	$236,840	$147

Impaired Loans

The following tables present the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

As of December 31, 2021
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	42	61	—
Commercial real estate loans	—	—	—
Residential real estate loans	709	779	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$—	$—	$—
Commercial loans	42	61	—
Commercial real estate loans	—	—	—
Residential real estate loans	709	779	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$751	$840	$—

As of December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	2	7	—
Commercial real estate loans	—	—	—
Residential real estate loans	295	332	—
Consumer loans	—	—	—
Municipal loans	—	—	—

With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$—	$—	$—
Commercial loans	2	7	—
Commercial real estate loans	—	—	—
Residential real estate loans	295	332	—
Consumer loans	—	—	—
Municipal loans	—	—	—

$297	$339	$—

For the Year Ended December 31,
	2021		2020
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans		—	3	1
Commercial real estate loans	—	—	—	—
Residential real estate loans	759	20	345	11
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	$759	$20	$348	$12
With an allowance recorded:
Agriculture loans	—	—	—	—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	$—	$—	$—	$—
Total	$759	$20	$348	$12

The following table present nonaccrual loans by classes of the loan portfolio:

(In Thousands)	December 31, 2021	December 31, 2020
Agriculture loans	$—	$—
Commercial loans	39	48
Commercial real estate loans	144	—
Residential real estate loans	449	421
Consumer loans	2	—
Municipal loans	—	—
Total	$634	$469

Approximately $338,749 or 47.4% of the Bank’s loan portfolio was in commercial real estate loans at December 31, 2021. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Bank mitigates this risk through conservative underwriting policies and procedures. In addition, $109,226 of real estate-commercial loans were owner occupied properties as of December 31, 2021. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.

At December 31, 2021 and 2020, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0 and $1,120, respectively.

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

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of December 31, 2021 and December 31, 2020, the Company had no loans identified as TDRs. There were also no new loan modifications during the periods that were considered TDRs.

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

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2021, the Company had no loans that remain on a CARES Act modification.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.
7.
PROPERTY, PLANT, AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	December 31,
(In Thousands)	2021	2020
Land	$689	$821
Buildings and improvements	4,190	4,146
Furniture, fixtures, and equipment	2,939	1,576
Leasehold Improvements	941	—
	8,759	6,543
Accumulated Depreciation	(3,470)	(3,115)
Total	$5,289	$3,428

Depreciation expense was $355 and $244 for 2021 and 2020, respectively.

8.
LEASE COMMITMENTS

The following table presents information associated with our obligations under leases for the year ended December 31, 2021.

	2021	2020
Weighted-average remaining term (years)	12.9	6.1
Weighted-average discount rate	4.9%	2.4%

Total lease expense recorded during the year ended December 31, 2021 and 2020 was $206 and $65, respectively. The Company leases its administration and operating facility and six offices under lease agreements with various expirations through February 2039.

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

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2021:

(In Thousands)	Amount
2022	$403
2023	409
2024	426
2025	434
2026 and thereafter	4,424
Total Undiscounted Cash Flows	$6,096
Discount on Cash Flows	(1,416)
Total lease liabilities	$4,680

9.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows:

	2021	2020
Beginning of year	$2,333	$2,333
Acquired Goodwill	33,509	-
Impairment	-	-
End of year	$35,842	$2,333

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At December 31, 2021, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$1,566	$589	$656	$479
Trade name intangibles	348	15	-	-
Total	$1,914	$604	$656	$479

Aggregate amortization expense for the years ended December 31, 2021 and 2020 was $125 and $65, respectively.

Expected amortization for the next five years is as follows:

(In Thousands)
2022	$263
2023	238
2024	212
2025	185
2026	166

10.
DEPOSITS

Deposit accounts are summarized as follows:

	December 31, 2021		December 31, 2020
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$129,243	16.75%	$66,573	17.75%
Demand, interest-bearing	256,258	33.21	158,708	42.31
Money market and savings	205,843	26.67	69,188	18.44
Time deposits, $250 and over	56,266	7.29	14,253	3.80
Time deposits, other	124,055	16.08	66,402	17.70
	$771,665	100.0%	$375,124	100.0%

The scheduled maturities of time deposits are as follows:

(In Thousands)	December 31, 2021
One year or less	$118,629
More than one year to two years	36,575
More than two years to three years	10,754
More than three years to four years	9,026
More than four years to five years	4,888
More than five years	449
Total	$180,321

11.
BORROWINGS AND SUBORDINATED DEBENTURES

Other borrowings and subordinated debt was as follows:

(in Thousands)	December 31, 2021	December 31, 2020
Long-term FHLB advances	$—	$1,120
Subordinated Debt	20,696	—
Federal Reserve PPPLF	19,814	—
Total Long-term borrowings	$40,510	$1,120

As part of the Merger, the Company assumed $20.0 million of Fixed-to-Floating Rate Subordinated Notes. The notes mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%.

The Company may redeem the the Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

The investors in the Subordinated Notes included two related party entities that are controlled by a member of the Board of Directors of the Company, which purchased a combined $19 million in principal amounts of the note.

12.
EMPLOYEE BENEFITS

Retirement Plan

The Company maintains a 401(k) Plan for its eligible employees. The Plan allows employee contributions from their compensation as defined in the 401(k) Plan, subject to Internal Revenue Code limitations. For the year ended December 31, 2020, the Company made a 3 percent non-elective contribution to all eligible participants as of the end of the plan year, based on W-2 wages for that period. The Company also made a discretionary contribution of 6 percent of W-2 wages for the year ended December 31, 2020. Effective January 1, 2021 until September 30, 2021, the Company made a non-elective contribution of 4 percent of W-2 wages to all participants. Effective October 1, 2021, the Company matches 50 percent of the first 6 percent of the employee's contribution, and this match is immediately vested. Matching contributions to the 401(k) Plan recognized in Compensation expense for the year ended December 31, 2021 and 2020, was $65 and $154, respectively.

Deferred Compensation Plans

The Company has a deferred compensation plan for the benefit of members of the Board of Directors and certain officers. The plan provides all directors and certain officers with the ability to defer receipt of some or all of their director fees or salary and bonuses. The deferrals, along with accumulated earnings, are payable at retirement. The Bank has purchased life insurance policies on each director and officer that are actuarially designed to offset the annual expenses associated with the deferred compensation and the supplemental executive retirement plan (“SERP”). The Bank is the sole owner and beneficiary of all policies. The Bank accrues the estimated annual costs of the deferred amounts that will be payable at retirement. At December 31, 2021 and 2020, the accumulated liability was approximately $1.24 million and $1.21 million, respectively. For the years ended December 31, 2021 and 2020, the Company recognized director deferred compensation cost in noninterest expense of $57 and $128.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain executives. At December 31, 2021 and 2020, the accumulated liability was $953 and $743, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2021 and 2020, was $206 and $140, respectively. Benefit payments amounted to $119 and $112 for the years ended December 31, 2021 and 2020, respectively.

13.
INCOME TAXES

The provision for income taxes consists of:

	For the Twelve Months Ended
(In Thousands)	2021	2020
Current tax (benefit) expense	$(265)	$663
Deferred tax expense (benefit)	76	(18)
Total	$(189)	$645

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

(In Thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$706	$571
Deferred compensation	295	266
Net fair value adjustment on acquired net assets	1,700	59
Net operating loss carryforwards	2,263	67
Other	8	23
Total deferred tax assets	4,972	986
Deferred tax liabilities:
Premises and equipment	$(350)	$(95)
Net unrealized gain on debt securities	(491)	(847)
Mortgage servicing rights	(93)	(58)
Deferred loan fees	0	(8)
Total deferred tax liabilities	(934)	(1,008)
Net deferred tax asset (liability)	$4,038	$(22)

The Company also has a $10,778 net operating loss carryforward at December 31, 2021 of which $450 will begin to expire in 2030. The remaining $10,328 of net operating loss carryforward does not expire. The Company had no valuation allowance against its deferred tax assets in view of the Company's ability to realize the net deferred tax assets against future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

	For the Year Ended December 31,
	2021		2020
(In Thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$21	21.0%	$1,016	21.0%
Tax-exempt income on debt securities	(291)	(291.3)	(299)	(6.2)
Bank-owned life insurance	(53)	(53.0)	(39)	(0.8)
Non-deductible merger expenses	149	(149.2)	-	-
Other	(15)	(14.6)	(33)	(0.7)
Actual tax expense and effective rate	$(189)	(188.6)%	$645	13.3%

The Company recognized no adjustment for uncertain tax positions or unrecognized income tax benefits for the years ended December 31, 2021 and 2020. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income tax expense in the consolidated statements of operation. The Company did not recognize any interest and penalties for the years ended December 31, 2021 and 2020. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2018.

14.
FAIR VALUE MEASUREMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in an estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts The Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At December 31, 2021		At December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$22,590	$22,590	$33,162	$33,162
Certificates of deposit with other banks (Level 3)	12,828	12,828	17,051	17,051
Loans (Level 3)	711,664	705,706	233,795	236,030
Accrued interest receivable (Level 1)	3,022	3,022	1,675	1,675
Restricted investments in bank stock (Level 1)	2,685	2,685	2,268	2,268
Cash surrender value of life insurance (Level 1)	18,787	18,787	8,941	8,941
Financial liabilities:
Non-maturity deposits (Level 1)	591,344	591,344	294,469	294,469
Time Deposits (Level 3)	180,321	180,485	80,655	81,164
Long-term borrowings (Level 3)	19,814	19,819	1,120	1,116
Subordinated Notes (Level 3)	20,696	20,696	—	—
Accrued interest payable (Level 1)	103	103	233	233

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	—	1,084	—	1,084
Obligations of state and political subdivisions	—	48,482	—	48,482
Mortgage backed securities	—	54,217	—	54,217
Total	$—	$103,783	$—	$103,783

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$7,994	$—	$7,994
Obligations of state and political subdivisions	—	52,059	—	52,059
Mortgage backed securities	—	65,394	—	65,394
Total	$—	$125,447	$—	$125,447

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2021 are presented in the table below. There were no impaired loans measured at their fair value on a nonrecurring basis as of December 31, 2020.

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$751	$751
Loans Held for Sale	$—	$—	$3,860	$3,860

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Loans Held for Sale	$—	$—	$1,015	$1,015

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$751	Appraisal of collateral	(1)	Liquidation expenses	10%
Loans Held for Sale	$3,860	Appraisal of collateral	(1)	Liquidation of collateral	15%
	December 31, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans Held for Sale	$1,015	Appraisal of collateral	(1)	Liquidation of collateral	10%

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

15.
RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2021 were as follows:

2021
Beginning balance	$325
New loans	1,305
Effect of changes in composition of related parties	4,774
Net repayments in existing accounts	(28)
Ending balance	$6,376

Deposits from principal officers, directors, and their affiliates as of December 31, 2021 and 2020 were $34,211 and $2,874, respectively.

Two companies owned by a Director of the Company invested in the subordinated debentures issued by the Company. Refer to Note 11 for further information.

16.
STOCK-BASED COMPENSATION

As a result of the Merger, the Company assumed the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “Plan”).The Plan authorizes the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP, Inc. common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP, Inc.’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP, Inc. or its subsidiaries are eligible to receive awards under the plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The table below provides details of the Company's stock options at December 31, 2021.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2020	—	$—	—	$—
Assumed in business combination	406,000	10.19	7.9
Granted	35,500	12.26	7.9
Expired/terminated	(8,000)	12.00	—
Exercised	(12,000)	10.00	—
Outstanding, December 31, 2021	421,500	$10.46	7.9	$780
Exercisable at period end	145,200	$10.04	7.5	$315

The exercise prices for options outstanding as of December 31, 2021 ranged from $10.00 to $14.50. Because the stock options issued by the Company historically relate to LINKBANK employees and given the reverse acquisition accounting described in Note 1 paired with the timing of the Merger between the Company and GNBF, the Company recognized no compensation expense during the years ended December 31, 2021 and 2020.

The Company determined the expected life of the stock options using a simplified method approach allowed for plain-vanilla share options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using the calculated value method of an option pricing model that substitutes the historical volatility of an appropriate industry/sector index for the expected volatility.

	December 31,
	2021	2020
Weighted average fair value of options granted	$1.13	$0.25
Dividend yield	0.00%	0.00%
Expected volatility	4.36%	4.36%
Risk-free interest rate	0.08%	0.62%
Expected life (in years)	7.0	6.0
Assumed forfeiture rate	8.00%	8.00%

Additional information related to the stock option plan during each year follows:

	December 31,
	2021	2020
Stock-based compensation expense recognized	$25	$-
Number of unvested stock options	276,300	-
Fair value of unvested stock options	$210	$-
Amount remaining to be recognized as expense	$218	$-

The remaining amount of $218 will be recognized ratably as expense through December 31, 2026.

17.
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

The Bank and Company are subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2021, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of December 31, 2021 and 2020 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations:

	December 31, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$81,355	11.50%	$36,484	14.33%
For capital adequacy purposes	56,578	8.00	20,367	8.00
To be well capitalized	70,722	10.00	24,459	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$77,904	11.02%	$33,666	13.22%
For capital adequacy purposes	42,433	6.00	15,275	6.00
To be well capitalized	56,578	8.00	20,367	8.00
Common equity
(to risk-weighted assets)
Actual	$77,904	11.02%	$33,666	13.22%
For capital adequacy purposes	31,825	4.50	11,456	4.50
To be well capitalized	45,969	6.50	16,548	6.50
Tier 1 capital
(to average assets)
Actual	$77,904	8.85%	$33,666	7.90%
For capital adequacy purposes	35,230	4.00	17,054	4.00
To be well capitalized	44,038	5.00	21,317	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to lower the community bank leverage ratio to 8% beginning in the second calendar quarter of 2020 through the end of 2020. In 2021, the community bank leverage ratio increased to 8.5% for the calendar year. The community bank leverage ratio requirement will return to 9% effective January 1, 2022. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2021, the Bank had not elected to be subject to the alternative framework.

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

18.
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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of December 31, 2021 and 2020, the Company has a reserve related to credit losses for off-balance sheet instruments totaling $54 and $29, respectively, which is included in other liabilities.

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	December 31, 2021	December 31, 2020
Unfunded commitments under lines of credit:
Home equity loans	$17,774	$6,815
Commercial real estate, construction, and land development	20,609	3,801
Commercial and industrial	100,440	35,517
Other	6,244	1,081
Total	$145,067	$47,214

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

19.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Year Ended December 31,
	2021	2020
Net income	$289	$4,193
Basic weighted average common shares outstanding	6,879,658	5,691,686
Net effect of dilutive stock options and warrants	370,805	—
Diluted weighted average common shares outstanding	7,250,463	5,691,686
Net income per common share:
Basic	$0.04	$0.74
Diluted	$0.04	$0.74

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the year ended December 31, 2021. There were no dilutive securities in 2020. For the years ended December 31, 2021 and 2020, the Company had no securities that were excluded from the calculation of diluted weighted average common shares because their inclusion would have been anti-dilutive.

Warrants	$1,537,484
Share-based compensation awards	161,100
Total dilutive securities	$1,698,584

20.
CONCENTRATION OF CREDIT RISK

The Company grants commercial, residential and consumer loans to customers primarily located in the South Central and Greater Delaware Valley of Pennsylvania. The concentration of credit by type of loan is set forth in Note 5. The debtors’ ability to honor their contracts is influenced by the region’s economy.

There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis. They include but are not limited to, the owner’s business expertise, changes in local economies, competition, government regulation, and the general financial stability of the borrowing entity.

The Company attempts to mitigate these risks by making an analysis of the borrower’s business and industry history, its financial position, as well as that of the business owner. The Company will also require the borrower to provide financial information on the operations of the business periodically over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

From time to time, the Company will maintain balances with its correspondent banks that exceed the $250,000 federally insured deposit limits. Management routinely evaluates the credit worthiness of these correspondent banks and does not feel they pose significant risk to the Company.

21.
REVENUE RECOGNITION

All of the Company's revenue within the scope of Accounting Standards Codification (ASC) 606 is recognized within Non-Interest Income on the Consolidated Statements of Operations. ASC 606 is applicable to certain non-interest income streams, which are discussed below.

Service Charges and Activity Fees on Deposits

Service charges on deposit accounts consist of monthly ATM Income, Wire Transfer Fees, Non-Sufficient Funds Charges, and other deposit related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. The Company’s performance obligation for wire transfers and returned deposit fees, are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Fees on loan related activity

Fees from loan related activity is comprised mostly of upfront fees recognized on Assumable Rate Conversion Agreements, where Bank originates a floating rate loan. The borrower concurrently signs an addendum to the promissory note with a third party permitting the borrower to pay a fixed rate of interest. The Bank through a master servicing agreement services the Assumable Rate Conversion between the third party and borrower.

Other

Other fees are primarily comprised of Remote/Mobile Deposit Fees and other service charges. Other noninterest income consists primarily of other nonrecurring revenue which is not recorded in the categories listed above. This revenue is miscellaneous in nature and is recognized as income upon receipt.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020
Non-interest income in-scope of Topic 606
Service charges and activity fees on deposits	$733	$743
Fees on loan related activity	227	-
Other	367	82
Non-interest income (in-scope of Topic 606)	1,327	825
Non-interest income (out-of-scope of Topic 606)	812	929
Total non-interest income	$2,139	$1,754

22.
PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of LINKBANCORP, Inc. follows:

Balance Sheets
	December 31,
	2021	2020
(In thousands)
ASSETS
Noninterest-bearing cash equivalents	$276	$12
Securities available for sale, at fair value	517	516
Investment in subsidiaries	129,181	50,169
Other Assets	365	5
TOTAL ASSETS	$130,339	$50,702
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$20,696	$-
Other liabilities	20	28
Shareholders' equity	109,623	50,674
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$130,339	$50,702

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2021	2020
(in thousands)
Income:
Interest income	$18	$15
Dividend income from subsidiaries	724	1,433
Expenses:
Interest expense	249	-
Other noninterest expenses	794	261
Income before income tax	(301)	1,186
Income tax benefit	(199)	-
	(102)	1,186
Equity in undistributed subsidiary income	391	3,007
Net income	$289	$4,193
Comprehensive (Loss) Income	$(1,125)	$6,401

Condensed Statements of Cash Flows
	Years Ended December 31,
	2021	2020
(in thousands)
OPERATING ACTIVITIES
Net income	$289	$4,193
Adjustments:
Undistributed earnings of subsidiaries	(391)	(3,007)
Other, net	(72)	6
Net cash (used in) provided by operating activities	(174)	1,192

INVESTING ACTIVITIES
Net cash acquired through merger and acquisition	3,080	-
Investments in subsidiaries	(1,300)	-
Net cash from investing activities	1,780	-

FINANCING ACTIVITIES
Issuance of shares from exercise of stock options	120	-
Dividends paid	(1,462)	(1,433)
Net cash used in financing activities	(1,342)	(1,433)
Increase (decrease) in cash and cash equivalents	264	(241)
Cash and cash equivalents at the beginning of the period	12	253
Cash and cash equivalents at the end of the period	$276	$12

23.
SUBSEQUENT EVENTS

On February 15, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of common stock to shareholders of record on February 28, 2022, resulting in $737 being paid on March 15, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report does not include an attestation report of the independent registered public accounting firm because the Company is an emerging growth company.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Registrant will file the information required by this item by amendment to this Annual Report on Form 10-K within 120 days following the end of the Company's fiscal year.

Item 11. Executive Compensation.

The Registrant will file the information required by this item by amendment to this Annual Report on Form 10-K within 120 days following the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant will file the information required by this item by amendment to this Annual Report on Form 10-K within 120 days following the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant will file the information required by this item by amendment to this Annual Report on Form 10-K within 120 days following the end of the Company's fiscal year.

Item 14. Principal Accounting Fees and Services.

The Registrant will file the information required by this item by amendment to this Annual Report on Form 10-K within 120 days following the end of the Company's fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K

(A) Reports of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets at December 31, 2021 and 2020

(C) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

(E) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021 and 2020

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(G) Notes to the Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None.

(a) (3)

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form S-4 Registration Statement, filed May 7, 2021

4.1	Specimen stock certificate, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement, filed May 6, 2021

4.2.	LINKBANCORP, inc. 5.00% Fixed to Floating Rate Subordinated Note Due October 1, 2030, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement, filed May 7, 2021

4.3	Form of Warrant, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement, filed May 7, 2021

10.1*	LINKBANCORP 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form S-4 Registration Statement, filed May 7, 2021

10.2*	Form of Incentive Stock Option (ISO) Agreement, incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, filed May 7, 2021

10.3*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 to Form S-4 Registration Statement, filed May 7, 2021

10.4

Investor’s Rights Agreement, dated as of July 13, 2018, by and between LINKBANCORP, Inc. and EJF Sidecar Fund, Series LLC – Small Financial Equities Series, incorporated by reference to Exhibit 10.10 to Form S-4 Registration Statement, filed May 7, 2021

10.5

Investor’s Rights Agreement, dated as of June 20, 2018, by and between LINKBANCORP, Inc. and FJ Capital Management LLC, Financial Hybrid Opportunity Fund LLC and Financial Hybrid Opportunity SPV I LLC, incorporated by reference to Exhibit 10.11 to Form S-4 Registration Statement, filed May 7, 2021

10.6

Investor’s Rights Agreement, dated as of August 10, 2018, by and between LINKBANCORP, Inc. and the shareholder named therein, incorporated by reference to Exhibit 10.12 to Form S-4 Registration Statement, filed May 7, 2021

10.7*	LINKBANK Split Dollar Life Insurance Plan, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to Form S-4 Registration Statement, filed May 7, 2021

10.8*

Employment Agreement, dated as of December 10, 2020, by and among LINKBANCORP, Inc., The Gratz Bank and Wesley M. Weymers, incorporated by reference to Exhibit 10.3 to Form S-4 Registration Statement, filed May 7, 2021

10.9*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2021

10.10*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 3, 2021

10.11*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 3, 2021

10.12*	Change in Control Agreement between LINKBANCORP, Inc., The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.4 to Form 8-K filed November 3, 2021

10.13*	Supplemental Executive Retirement Plan Agreement between The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.5 to Form 8-K filed November 3, 2021

10.14*	Deferred Compensation Agreement between The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.6 to Form 8-K filed November 3, 2021

10.15*	Deferred Compensation Agreement between The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.7 to Form 8-K filed November 3, 2021

10.16*	Deferred Compensation Agreement between The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.8 to Form 8-K filed November 3, 2021

10.17*	LINKBANCORP, Inc. Executive Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2022

10.18*	Supplemental Executive Retirement Plan Agreement with Wesley M. Weymers

10.19*	Director Deferred Compensation Agreement with Wesley M. Weymers

10.20*	Director Deferred Compensation Agreement with David H. Koppenhaver

10.21*	Director Deferred Compensation Agreement with Timothy J. Allison

10.22*	Executive Deferred Compensation Agreement with Timothy J. Allison

10.23*	Director Deferred Compensation Agreement with Joseph Michetti, Jr.

14.1	Code of Ethics for Senior Officers

16.1	Letter of Hacker, Johnson & Smith PA, incorporated by reference to Exhibit 16.1 to Form 8-K filed March 31, 2022

16.2	Letter of S.R. Snodgrass P.C., incorporated by reference to Exhibit 16.2 to Form 8-K filed March 31, 2022

21.1	Subsidiaries of LINKBANCORP, Inc.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

* Indicates a management or compensatory plan.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Samuel	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2022
Andrew Samuel

/s/ Kristofer Paul	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 31, 2022
Kristofer Paul

/s/ Jennifer Delaye	Director	March 31, 2022
Jennifer Delaye

/s/ Anson Flake	Director	March 31, 2022
Anson Flake

/s/ George Parmer	Director	March 31, 2022
George Parmer

/s/ Debra Pierson	Director	March 31, 2022
Debra Pierson

/s/ Diane Poillon	Director	March 31, 2022
Diane Poillon

/s/ William Pommerening	Director	March 31, 2022
William Pommerening

/s/ Brent Smith	Executive Vice President and Director	March 31, 2022
Brent Smith

/s/ Joseph C. Michetti, Jr.	Chairman and Director	March 31, 2022
Joseph C. Michetti, Jr.

/s/ Timothy Allison	Director	March 31, 2022
Timothy Allison

/s/ Samuel Kauffman	Director	March 31, 2022
Samuel Kauffman

/s/ Kristen Snyder	Director	March 31, 2022
Kristen Snyder

/s/ Wesley M. Weymers	Director	March 31, 2022
Wesley M. Weymers

/s/ David Koppenhaver	Director	March 31, 2022
David Koppenhaver

/s/ Steven Tressler	Director	March 31, 2022
Steven Tressler

/s/ William Jones	Director	March 31, 2022
William Jones