Form 10-K/A
period 2021-12-31
LINKBANCORP, Inc.
filed 2022-04-29
CIK 1756701

r++++++++++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021 originally filed with the Securities and Exchange Commission on March 31, 2022 (the “Original Filing”) by LINKBANCORP, Inc., a Pennsylvania corporation (“LINKBANCORP” or the “Company”) and the bank holding company of The Gratz Bank (“Gratz Bank” or the “Bank”). LINKBANCORP is filing this Amendment to present the information required by Part III of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and LINKBANCORP has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

LINKBANCORP, Inc.

AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information regarding the directors and executive officers who are not directors, including the terms of office of board members. All directors serve a one-year term.

Name	Position(s) Held With LINKBANCORP	Age(1)	Director Since	Term Expires
DIRECTORS
Andrew Samuel	Chief Executive Officer and Vice-Chairman of the Board	60	2018	2022
Brent Smith	Executive Vice President, President of Gratz Bank and Director	39	2018	2022
Jennifer Delaye	Director	56	2018	2022
Anson Flake	Director	56	2019	2022
George Parmer	Director	82	2018	2022
Debra Pierson	Director	54	2018	2022
Diane Poillon	Director	52	2019	2022
William E. Pommerening	Director	63	2018	2022
Timothy J. Allison	Director	73	2021(3)	2022
William L. Jones	Director	67	2021(3)	2022
Samuel K. Kauffman(2)	Director	51	2021(3)	2022
David H. Koppenhaver	Director	73	2021(3)	2022
Joseph C. Michetti, Jr.	Chairman of the Board	67	2021(3)	2022
Kristen Snyder	Director	37	2021(3)	2022
Steven I. Tressler	Director	67	2021(3)	2022
Wesley M. Weymers	Director and Executive Chairman of Gratz Bank	64	2021(3)	2022

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Carl Lundblad	President and Chief Risk Officer	51	N/A	N/A
Tiffanie Horton	Chief Credit Officer	41	N/A	N/A
Melissa Hoffman	Chief Operating Officer	66	N/A	N/A
Kristofer Paul	Chief Financial Officer	41	N/A	N/A

(1) As of March 31, 2022.

(2) Director Kauffman has determined not to stand for re-election at the Annual Meeting of Shareholders.

(3) Appointed pursuant to the Agreement and Plan of Merger among LINKBANCORP, LINKBANK, GNB Financial Services, Inc. (“GNB”) and Gratz Bank, dated December 10, 2020. The merger with GNB was effective on September 18, 2021 (the “Merger”).

Directors

The biographies of each of the directors and executive officers are set forth below. With respect to the directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director. LINKBANCORP believes that each of these individuals have reputations for integrity, honesty, and adherence to high ethical standards. Each has demonstrated business insight and an ability to exercise sound judgement as well as a commitment to service. None of the LINKBANCORP directors are directors of any other publicly-traded company. Each director of LINKBANCORP is also a director of Gratz Bank, the banking subsidiary of LINKBANCORP.

Andrew Samuel, Vice-Chairman and Chief Executive Officer: Mr. Samuel has served as LINKBANCORP’s and LINKBANK’s Chief Executive Officer since their inception in 2018 and became the Chief Executive Officer of Gratz Bank following the completion of the Merger. Mr. Samuel serves as

Vice-Chairman of the Board of Directors of LINKBANCORP. Prior to the Merger with GNB, Mr. Samuel served as Chairman of LINKBANCORP. Prior to his service with LINKBANCORP, Mr. Samuel served as President and Chief Executive Officer of Sunshine Bancorp, Inc. (NASDAQ: SBPC) and Sunshine Bank since October 2014 through its acquisition in January 2018. He served as a Director and President of Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) and President and Chief Executive Officer and Chairman of the board of Susquehanna Bank, from February 2012 to October 2014. Prior to joining Susquehanna and, beginning in 2005, Mr. Samuel served as Chairman, Chief Executive Officer and President of Tower Bancorp, Inc. (NASDAQ: TOBC) and Graystone Bank, a de novo bank he co-founded in 2005 that grew to approximately $2.7 billion in assets at the time of the sale to Susquehanna Bancshares, Inc. Mr. Samuel has served in various executive and other positions at other financial institutions dating back to 1984, including Waypoint Financial Corp., Sovereign Bank, Fulton Bank, and Commonwealth National Banks/Mellon. Mr. Samuel’s leadership experience and vast knowledge of the banking industry led to his nomination to the board.

Brent Smith, Director, Executive Vice President and President of Gratz Bank: Mr. Smith served as the President of LINKBANK and Executive Vice President of LINKBANCORP since their inception in 2018 and became the President of Gratz Bank following the completion of the Merger. Prior thereto, Mr. Smith most recently served as Sunshine Bank’s Senior Vice President, Corporate Development since 2014. Prior to joining Sunshine Bank, he was vice president and director of brokerage services at Susquehanna Bank from 2012 to 2014. He joined Susquehanna after the acquisition of Tower Bancorp, Inc. where he had served as Vice President and Director of Investor Relations from 2009 to 2012. Mr. Smith’s experience and knowledge of banking and the financial services industry led to his nomination to the board.

George Parmer, Director: Mr. Parmer is the Founder, President and Chief Executive Officer of Fine Line Homes, a family-owned company that started building homes in 1972. Mr. Parmer is also the President and Chief Executive Officer of Residential Warranty Company, a leading provider of insured new home warranties to the building industry. He previously served as an independent director of Sunshine Bank and Sunshine Bancorp, Inc. (NASDAQ: SBPC) from 2014 until its sale in 2018. In addition to his business venues, Mr. Parmer was a licensed public accountant, a member of the National Association of Accountants and is a member of the National Association of Home Builders. Mr. Parmer provides the board of directors with an in-depth knowledge of real estate and finance which led to his nomination to the board.

William Pommerening, Director: Mr. Pommerening is the chief executive officer and managing director of RP Financial, LC. He has provided consulting, valuation, merger and acquisition advisory and planning services to the financial services industry since 1983. He has previously served as a director of Sunshine Bancorp, Inc. (NASDAQ: SBPC) and Sunshine Bank from 2014 until 2018 and of Tower Bancorp, Inc. (NASDAQ: TOBC) from 2009 until its acquisition by Susquehanna Bancshares, Inc. in 2012. Mr. Pommerening’s vast experience with the financial services industry led to his nomination to the board.

Jennifer Delaye, Director: Ms. Delaye is the Founder and Chief Executive Officer of The JDK Group, a full-service event production firm that began operations in 1987. Ms. Delaye is also the Chief Operating Officer of Integrated Agriculture Systems (INTAG) where she has spearheaded the use of new-age agriculture systems in the event planning industry. Ms. Delaye is a member of the Leading Caterers of America organization and has started a number of restaurant businesses. In 2014 she was named Entrepreneur of the Year by the Harrisburg Chamber and has previously been named one of Pennsylvania’s “50 Best Women in Business.” Ms. Delaye’s wealth of entrepreneurial business experience led to her nomination to the board.

Debra Pierson, Director: Ms. Pierson is the President and Chief Executive Officer of Pierson Computing Connection, which she founded in 1993, specializing in providing technology solutions to state, local and education customers throughout the East Coast. She is a certified Project Management

Professional (PMP). Ms. Pierson serves on the national board of directors of the Alzheimer’s Association. Ms. Pierson’s expertise in technology and business led to her nomination to the board.

Anson Flake, Director: Mr. Flake is the founder and CEO of TEAM Aurelius, a venture focused on health and human performance. He previously co-founded a sports medicine and healthcare manufacturing company, HydroWorx International, Inc. in 1993, serving as Chief Executive Officer from 1997 through 2016, when HydroWorx was acquired by a private equity firm. Mr. Flake received his Juris Doctor (J.D.) from Washburn University School of Law. He teaches entrepreneurship at Trinity High School (Camp Hill, Pa.) and is a founding board member of Harrisburg University’s Center of Innovation and Entrepreneurship. Mr. Flake’s entrepreneurial expertise, legal background and commitment to the local communities led to his selection to the board.

Diane Poillon, Director: Ms. Poillon is President and Chief Executive Officer of Willow Valley Associates. She has 30 years of experience in the hospitality and real estate business at Willow Valley in roles including Chief Operating Officer, Executive Vice President of Focus Service Hotels, Director of Learning and Development, Director of Safety and Manager of Family Restaurant. Ms. Poillon is an active community leader in Central Pennsylvania, including positions on the boards of the Lancaster General Health Foundation, Lancaster Chamber of Commerce & Industry and Water Street Mission. Ms. Poillon’s real estate and business expertise and community leadership led to her nomination as a director.

Timothy J. Allison, Director: Mr. Allison has been a director of LINKBANCORP since the consummation of the Merger with GNB in September 2021 and prior to that, was a GNB and Gratz Bank director since 2008. He previously served as Vice-President of Gratz Bank from 1996 through his retirement in 2014. Previously, Mr. Allison served in various positions with Pennsylvania National Bank for 24 years. Mr. Allison’s vast banking expertise and prior experience with GNB led to his selection to the board.

William L. Jones, Director: Mr. Jones has been a director of LINKBANCORP since the consummation of the Merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2017. A certified public accountant since 1980, Mr. Jones is the President and owner of Jones & Co., Certified Public Accountants. Mr. Jones’s strong accounting, finance and business experience led to his selection to the board.

Samuel K. Kauffman, Director: Mr. Kauffman has been a director of LINKBANCORP since the consummation of the Merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2010. He is Chief Executive Officer of S&L Spindles and a dairy farmer. Mr. Kauffman’s strong business experience led to his selection to the board.

David H. Koppenhaver, Director: Mr. Koppenhaver has been a director of LINKBANCORP since the consummation of the Merger with GNB in September 2021. He was previously a director of GNB and Gratz Bank. He is currently the President of Koppy's Propane, Inc. which is a retailer of propane gas and related supplies. Mr. Koppenhaver is the father of Director Kristen Snyder. Mr. Koppenhaver’s strong business experience led to his selection to the board.

Joseph C. Michetti, Jr., Director: Mr. Michetti has been the Chairman of the Board of Directors of LINKBANCORP since the consummation of the Merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2007 and served as Chairman of the GNB Board of Directors. He has been a licensed attorney since 1979 and is currently a partner in the law firm of Diehl, Dluge, Michetti & Michetti. Mr. Michetti’s legal and business experience led to his selection to the board.

Kristen Snyder, Director: Ms. Snyder has been a director of LINKBANCORP since the consummation of the Merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2018. Ms. Snyder is a principal of Koppy’s Propane, Inc., overseeing Operations, Finance, Safety and Human Resources. Prior to that, she served as Senior Analyst for JPMorgan Chase &

Co. from 2007 to 2010. Ms. Snyder is the daughter of Director David H. Koppenhaver. Ms. Snyder’s business and finance experience led to her selection to the board.

Steven I. Tressler, Director: Mr. Tressler has been a director of LINKBANCORP since the consummation of the Merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2011. He is the former Chief Executive Officer of The Herndon National Bank, having served as such from 1990 until his retirement following the acquisition of The Herndon National Bank by GNB in 2011. Mr. Tressler’s business and banking experience led to his selection to the board.

Wesley M. Weymers, Director: Mr. Weymers has been a director of LINKBANCORP and the Executive Chairman of Gratz Bank since the consummation of the Merger with GNB in September 2021 and prior to that, was the President, Chief Executive Officer and a director of GNB and Gratz Bank since 2013. Mr. Weymers previously served as Chief Lending Officer of Gratz Bank from January 2011 through December 2012 and, prior to that, he was Chief Credit Officer at The First National Bank of Mifflintown from May 2010 through January 2011. He formerly served as Chief Lending Officer at Juniata Valley Bank from August 2008 through May 2010 and, prior to that, as President and Chief Executive Officer of CSB Bank. Mr. Weymers’s leadership experience and vast knowledge of the banking industry led to his nomination to the board.

Executive Officers Who Are Not Directors

Carl Lundblad, President and Chief Risk Officer: Mr. Lundblad has served as LINKBANCORP’s President and Chief Risk Officer since 2019. Mr. Lundblad has more than 20 years of strategic, legal and operational leadership experience in the financial services industry, including as Executive Vice President and Chief Legal and Administrative Officer of Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) from 2012 to 2015, up to and including the successful acquisition of Susquehanna by BB&T Corporation (now Truist Financial Corporation). Prior thereto, he served as Executive Vice President and General Counsel of Graystone Bank and Tower Bancorp, Inc. (NASDAQ: TOBC) from 2007 to 2012. Previously, he was a partner and manager of the Banking & Securities practice at the law firm of Rhoads & Sinon LLP. From 2016 to 2019, Mr. Lundblad served as Chief Executive Officer of Ten Thousand Villages, a nonprofit fair-trade retail and wholesale organization.

Kristofer Paul, Chief Financial Officer: Mr. Paul has served as LINKBANCORP’s Chief Financial Officer since February 2021. Prior thereto, Mr. Paul most recently served as Vice President and Controller of Hersha Hospitality Trust (NYSE: HT) since 2016, where he oversaw the financial reporting and accounting functions. He has significant experience in the financial services industry having served as Senior Vice President and Controller of Orrstown Bank from 2012 to 2016 and as Chief Accounting Officer of Tower Bancorp, Inc. (NASDAQ: TOBC) from 2008 to 2012, joining from KPMG LLP where he supported public and private companies in multiple industries from 2002 to 2008. Mr. Paul is licensed as a Certified Public Accountant.

Melissa Hoffman, Chief Operating Officer: Ms. Hoffman has served as LINKBANCORP’s Chief Operating Officer since March 2021, after initially joining LINKBANCORP as Head of Operations in 2019. Ms. Hoffman has extensive bank operations experience that includes serving as Customer Relationship Manager with Jack Henry & Associates from 2016 to 2018, prior to which she served in positions of increasing operational and strategic responsibility for Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) from 1999 to 2016, most recently as Senior Vice President and Director of Product Support and Service Delivery from 2011 to 2016, through the acquisition of Susquehanna by BB&T Corporation.

Tiffanie Horton, Chief Credit Officer: Ms. Horton has served as LINKBANCORP’s Chief Credit Officer since its inception in 2018. Prior thereto, Ms. Horton served as Vice President, Credit Administration at Sunshine Bank since 2015. From 2009 to 2015, Ms. Horton was Vice President, Regional Credit Officer II at Graystone Bank and its successor, Susquehanna Bank. Ms. Horton also worked at Sovereign Bank as a Commercial Portfolio Manager II between 2007 and 2009 and as a Financial Analyst at Waypoint Bank (acquired by Sovereign) between 2003 and 2005.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on our Investor Relations website at https://ir.linkbancorp.com under “Governance Documents.” Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

Stockholder Nominating Procedures

The Nominating and Corporate Governance Committee of the Company may consider qualified candidates for director suggested by our shareholders. Shareholders can suggest qualified candidates for director by writing to our Corporate Secretary at 3045 Market Street, Camp Hill, PA 17011. Shareholders wishing to suggest a candidate for director should write to the Company’s Secretary and must include:

•
A statement that the writer is a shareholder and is proposing a candidate for consideration by the Board of Directors;
•
The name and address of the shareholder as they appear on the Company’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;
•
The class or series and number of shares of the Company’s capital stock that are owned beneficially or of record by such shareholder and such beneficial owner;
•
A description of all arrangements or understandings between such shareholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such shareholder;
•
A representation that such shareholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the shareholder’s notice;
•
The name, age, personal and business address of the candidate, the principal occupation or employment of the candidate;
•
The candidate’s written consent to serve as a director;
•
A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on the Company’s Board of Directors; and
•
Such other information regarding the candidate or the shareholder as would be required to be included in the Company’s proxy statement pursuant to SEC Regulation 14A.

To be timely, the submission of a candidate for director by a shareholder must be received by the Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of shareholders; provided, that if (i) less than 90 days’ prior public disclosure of the date of the meeting is given to shareholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a shareholder’s submission of a candidate will be timely if delivered or mailed to and received by the Company’s Secretary no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made.

Submissions that are received and that satisfy the above requirements are forwarded to the Nominating and Corporate Governance Committee for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.

Audit Committee

The Audit Committee is comprised of Directors Jones (Chairman), Flake, Snyder and Tressler, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing rules. The Audit Committee also serves as the audit committee of the board of directors of Gratz Bank. The Board of Directors has determined that Director Jones (Chairman) qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. The Audit Committee reviews the financial records and affairs of LINKBANCORP and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information concerning the compensation of Andrew Samuel, our principal executive officer, and the other three most highly compensated executive officers during the fiscal year ended December 31, 2021. Each individual listed in the table below is referred to as a named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)

Andrew Samuel Vice-Chairman and Chief Executive Officer	2021	500,000	285,000	—	—	15,138	800,138
	2020	250,000	200,000	—	—	15,479	465,479

Carl Lundblad President and Chief Risk Officer	2021	230,000	83,375	—	—	30,343	343,718
	2020	180,000	50,000	—	—	6,022	236,022

Brent Smith(3) Executive Vice President, President of The Gratz Bank	2021	210,000	76,125	—	—	33,237	319,362
	2020	180,000	50,000	—	—	11,796	241,796

Wesley Weymers (4) Executive Vice President, Executive Chairman of The Gratz Bank	2021	80,577	350,000(5)	2,320(6)	1,620	3,639	438,156

_________________________

(1) The non-qualified deferred compensation earnings represent the above market earnings on compensation that was credited to the applicable named executive officer’s account under the deferred compensation agreements, which are described below.

(2) The amounts in this column include the following elements of compensation:

Name	Year	401(k) Match ($)	Deferred Compensation Plan ($)	Life Insurance ($)	Country Club Dues ($)	Company Car ($)	Total ($)
Andrew Samuel	2021	8,700	—	828	4,370	1,240	15,138

Carl Lundblad	2021	6,927	23,000	416	—	—	30,343

Brent Smith	2021	6,430	21,000	165	4,370	1,272	33,237

Wesley Weymers	2021	370	—	269	—	3,000	3,639

(3) Under the Securities and Exchange Commission rules, Mr. Smith’s compensation is not required to be disclosed. However, since Mr. Smith is a key executive and his total compensation is similar to Mr. Lundblad’s total compensation, LINKBANCORP voluntarily elected to disclose Mr. Smith’s compensation in order to provide a more complete presentation of the compensation of key executives.

(4) Includes compensation since Mr. Weymers became an executive officer upon completion of the Merger with GNB. Since Mr. Weymers is a named executive officer for the first time in 2021, pursuant to Securities and Exchange Commission rules, compensation for prior years is not required to be reported.

(5) Includes $300,000 retention bonus paid following completion of the Merger and a $50,000 annual bonus stipulated in Mr. Weymers’ employment agreement.

(6) In accordance with FASB ASC Topic 718, the reported amount is the grant date fair value computed based upon the Black-Scholes option valuation model, and the actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value of an option realized by a named executive officer will be at or near the value shown above. The assumptions used in the calculation of the amount shown is included in footnote 16 to our audited financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Cash Bonus Awards. For 2021, LINKBANCORP did not have a cash bonus or incentive plan in which executive officers were eligible to participate. However, the Board of Directors awarded discretionary cash bonuses for 2021 to executive officers, including the awards to the named executive officers as set forth in the above table, after giving consideration to LINKBANCORP’s performance for 2021, including core earnings, credit quality and successful completion of the Merger and system integration and conversion.

2022 Base Salaries. Following a market compensation study conducted by an independent compensation consulting firm in late 2021 for LINKBANCORP’s Compensation Committee, the committee established base salaries for LINKBANCORP’s named executive officers as follows: Andrew Samuel: $625,000, Carl Lundblad: $305,000, Brent Smith $275,000 and Wesley Weymers: $300,000.

Employment Agreements

Andrew Samuel, Carl Lundblad and Brent Smith. On October 28, 2021, the Company and the Bank entered into employment agreements with Andrew S. Samuel, Carl Lundblad and Brent Smith (collectively, the “Employment Agreements” or individually, the “Employment Agreement”).

The term of the Employment Agreements is three years (two years for Messrs. Lundblad and Smith) and commencing as of October 28, 2022, and on each subsequent October 28, thereafter, the term of the Employment Agreements will renew for an additional year so that the remaining term will again become three years (two years for Messrs. Lundblad and Smith) unless the Company, the Bank (collectively, the “Employer”) or the executive gives written notice to the contrary not less than ninety (90) days prior to a renewal date. In the event written notice of non-renewal is provided, the executive would have no right to receive compensation or other benefits under the Employment Agreement other than payment of the executive’s accrued benefits (as defined in the Employment Agreement), as of the date of the expiration of the Employment Agreement or until the executive voluntarily terminates employment, whichever occurs earlier. The current annual base salaries under the Employment Agreements with Messrs. Samuel, Lundblad and Smith are $625,000, $305,000 and $275,000, respectively. In addition to base salary, the Employment Agreements provide for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive employees.

The Employer may terminate the executive’s employment for “cause” (as defined in the Employment Agreement) at any time, in which event the executive would have no right to receive compensation or other benefits for any period after his termination of employment except for the executive’s accrued benefits. Certain events resulting in the executive’s termination of employment entitle the executive to severance benefits. In the event of the executive’s involuntary termination of employment or in the event of a voluntary termination for “good reason” (as defined in the Employment Agreement), the executive would become entitled to a severance payment in the form of a cash lump sum payment equal to three times the executive’s annual base salary and the average cash bonus and other cash incentive compensation earned by the executive with respect to the three calendar years immediately preceding the year of termination. In addition, the executive would become entitled to the continuation of life, disability, medical insurance and other health and welfare benefits for the earlier of three years or until the executive obtains substantially similar benefits through other employment, or if the coverage cannot be provided because the executive is no longer an executive, the Employer shall reimburse the executive in an amount equal to the monthly premium paid by the executive to obtain substantially similar health and welfare benefits which reimbursement shall continue until the earlier of the expiration of three years from the date of termination of employment or until the executive obtains substantially similar benefits through other employment.

In the event of a “change in control” (as defined in the Employment Agreements) of the Employer followed within two years by the executive’s involuntary termination of employment for a reason other than for cause or upon his voluntary termination for good reason, the executive would become entitled to a severance payment in the form of a cash lump sum payment equal to three times the executive’s annual base salary and the average cash bonus and other cash incentive compensation earned by the executive with respect to the three calendar years immediately preceding the year of termination. In addition, the executive would become entitled to the continuation of life, disability, medical insurance and other health and welfare benefits for the earlier of three years or until the executive obtains substantially similar benefits through other employment, or if the coverage cannot be provided because the executive is no longer an executive, the Employer shall reimburse the executive in an amount equal to the monthly premium paid by the executive to obtain substantially similar health and welfare benefits which reimbursement shall continue until the earlier of the expiration of three years from the date of termination of employment or until the executive obtains substantially similar benefits through other employment. In the event that an excise tax under Sections 280G and 4999 of the Internal Revenue Code would be assessed on the payments or other benefits received under the Employment Agreement in connection with a change in control of the Employer, the executive would receive either: (1) all the payments and benefits to which the executive is entitled under the Employment Agreement, subject to the excise tax; or (2) have such payments and benefits reduced by the minimum amount necessary so that the excise tax will not apply, if such reduction would result in a greater net after-tax benefit to the executive.

Upon termination of the executive’s employment, the executive will be subject to certain restrictions on the executive’s ability to compete or to solicit business or employees of the Employer for a period of eighteen (18) months (one year for Messrs. Lundblad and Smith) following his termination of employment. The Employment Agreements also include provisions protecting the Employer’s confidential business information.

Wesley M. Weymers. In connection with the Agreement and Plan of Merger among the Company, LINKBANK, GNB Financial Services, Inc. and The Gratz Bank, on December 10, 2020, Mr.

Weymers entered into an employment agreement with LINKBANCORP and Gratz Bank, effective as of September 18, 2021 for a term expiring on March 6, 2024 (the “Weymers Employment Agreement”). Under the Weymers Employment Agreement, Mr. Weymers will be employed as Executive Chairman of the Board of Gratz Bank and will receive (i) an annual salary rate of $300,000, (ii) a minimum annual bonus amount of $50,000, (iii) retention bonuses in the following amounts: (A) $300,000 payable within five days following the closing of the Merger, (B) $200,000 payable on the first anniversary of the closing of the Merger, (C) $200,000 payable on the second anniversary of the closing of the Merger and (D) $167,900 payable on March 6, 2024, (iv) as soon as reasonably practicable following the closing of the Merger, and on or promptly following each of the first and second anniversaries of the closing of the Merger, grants of options to purchase 7,000 shares of LINKBANCORP common stock, with each such grant vesting ratably over five years from the applicable grant date, and (v) an automobile allowance of $1,000 per month. The Weymers Employment Agreement includes non-compete and non-solicit provisions for the benefit of LINKBANCORP and Gratz Bank (running for two years from the termination of employment). The agreement also provides for severance upon a termination following a change in control or if Mr. Weymers’ employment is involuntarily terminated without cause or if he resigns for good reason, payable in an amount equal to the sum of 2.99 times his annual base salary and the aggregate amount of all unpaid retention bonuses, if any, and the continuation of life, disability, medical insurance and other normal health and benefits for a period of 2.99 years.

Deferred Compensation Agreements

On October 28, 2021, the Bank entered into deferred compensation agreements (collectively, the “Deferral Agreements”) with Carl Lundblad and Brent Smith. The purpose of the Deferral Agreements is to provide Messrs. Lundblad and Smith with retirement benefits.

Under the Deferral Agreements, Messrs. Lundblad and Smith may annually elect to defer the payment of a portion of their base salary and/or bonus by filing a deferral election form with the plan administrator, setting forth the amount of the deferral and its duration. Benefits under the Deferral Agreements will be paid to the executives upon termination of employment after “normal retirement age,” upon “early termination,” or upon a “disability” prior to normal retirement age or “disability” (as each terms are defined in the Deferral Agreements). Benefits will be distributed in 180 monthly installments if termination of employment occurs after normal retirement age or 120 monthly installments upon the occurrence of an early termination or disability, with the payment commencing in the month following the payment event. In the event a “change in control” (as defined in the Deferral Agreements) followed within twenty-four (24) months by a termination of employment prior to the executive’s normal retirement age, the executive’s deferral account will be paid in a lump sum within thirty (30) days following the date of termination of employment. In addition to any deferrals, the Bank will make a contribution to the executive’s deferral account, commencing in 2022 and continuing until the earliest of termination of employment, normal retirement age, disability or death of the executive, in an amount up to 15% of base salary based on the Company’s operating return on assets (as defined in the Deferral Agreements). In addition, the executive’s deferral account will be credited with interest at a rate equal to the crediting rate (as defined in the Deferral Agreements).

Mr. Weymers is party to a deferred compensation agreement with the Bank, pursuant to which Mr. Weymers may defer a percentage of his salary and/or bonus and such amounts will earn a rate of interest equal to one hundred fifty percent (150%) of the average one year Treasury instrument for the plan year. Mr. Weymers is fully vested in the account balance and will receive payments on the first day of the calendar month, following his termination of service or his sixty-fifth (65th) birthday or upon death.

Supplemental Executive Retirement Plan Agreements

On October 28, 2021, the Bank entered into a supplemental executive retirement plan agreement (the “Samuel SERP”) with Mr. Samuel to provide certain benefits upon retirement or other termination of employment. Under the terms of the Samuel SERP, upon separation from service (as defined in the

Samuel SERP) after normal retirement age (age 70), the executive will be entitled to an annual benefit in the amount of $300,000, payable in monthly installments over a period of fifteen (15) years, commencing the month following separation from service. In the event of a separation from service prior to normal retirement age, except when such separation from service is an involuntary termination (as defined in the Samuel SERP) or termination for good reason (as defined in the Samuel SERP) occurring within two years after a change in control (as defined in the Samuel SERP) or a termination for cause (as defined in the Samuel SERP), the executive will be entitled to a reduced benefit, payable in monthly installments over a period of fifteen (15) years, commencing the month following separation from service. If a change in control (as defined in the Samuel SERP) occurs, followed within twenty-four (24) months by an involuntary termination or termination for good reason prior to normal retirement age, the executive will be entitled to an annual benefit in the amount of $300,000, payable in monthly installments over a period of fifteen (15) years, commencing the month following separation from service. The Samuel SERP also provides a death benefit, payable in a lump sum, in the event the executive dies prior to a separation from service. In the event the executive is terminated by the Bank for cause (as defined in the Samuel SERP), the executive will not receive any benefits under the Samuel SERP.

The Bank is also party to an Executive Supplemental Retirement Plan (the “Weymers SERP”) with Wesley M. Weymers. Under the terms of the Weymers SERP, upon Mr. Weymers’ termination of employment after retiring after the age of sixty-five and one-half (65-1/2), he will be entitled to an annual payment equal to $72,000 payable in equal installments for fifteen (15) years. In the event that his employment is terminated prior to age sixty-five and one-half (65-1/2) including for death or disability, he will be entitled to an annual amount equal to the vested annual benefit as provided in the Weymers SERP payable in monthly installments for fifteen (15) years. If Mr. Weymers has an early termination of employment prior to reaching age sixty-five and one-half (65-1/2) as a result of (i) the termination by the Bank without “cause” (as defined in the Weymers SERP), (ii) the expiration of the employment period under his employment agreement or (iii) the resignation by Mr. Weymers for “good reason” (as defined in his employment agreement), then Mr. Weymers will be entitled to receive the full annual benefit of $72,000 payable in equal monthly installments for fifteen (15) years. If Mr. Weymers' employment is terminated for cause, as defined in the Weymers SERP, he will not be entitled to any benefits under the Weymers SERP.

Split Dollar Life Insurance Plan

Pursuant to a Split Dollar Life Insurance Plan, each of the participating officers of Gratz Bank is entitled to certain life insurance coverage in connection with certain bank-owned life insurance purchased by the Bank. If a participating officer dies prior to a separation from service to the Bank, then such officer’s designated beneficiary shall be entitled to receive the lesser of $100,000 or the net death proceeds under the purchased policy, after subtracting the greater of the policy’s cash surrender value or the aggregate premiums paid by the Bank. Messrs. Samuel, Lundblad and Smith are each a participant in the Split Dollar Life Insurance Plan.

2019 Equity Incentive Plan

The LINKBANCORP 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”) permits LINKBANCORP to grant stock options to its officers, employees, and directors. There are 450,000 shares of common stock authorized for issuance under the 2019 Equity Incentive Plan. The 2019 Equity Incentive Plan is administered by the members of LINKBANCORP’s Compensation Committee who are “Disinterested Board Members,” as defined in the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the exercise price of stock options may not be less than the fair market value on the date the stock option is granted. As of December 31, 2021, options for 421,500 shares were outstanding at a weighted average per share exercise price of $10.46, of which 145,200 have vested. As of December 31, 2021, 14,200 shares remain available for grant under the 2019 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table shows stock options outstanding for each of our named executive officers as of December 31, 2021.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Andrew Samuel	10/19/2019	16,000	24,000	10.00	10/19/2029

Carl Lundblad	06/14/2019	12,000	18,000	10.00	06/14/2029

Brent Smith	06/14/2019	16,000	24,000	10.00	06/14/2029

Wesley Weymers	10/28/2021	—	7,000	12.98	10/28/2031

_____________________

(1)
The options vest ratably over 5 years from the grant date. Vesting may be accelerated under certain conditions or at the discretion of the LINKBANCORP Compensation Committee.

Director Compensation

The following table sets forth for the year ended December 31, 2021 certain information as to total compensation paid to non-employee directors. Messrs. Samuel, Smith and Weymers did not receive any additional compensation for service on our board of directors or Gratz Bank’s board of directors.

Name	Fees Earned or Paid in Cash ($)	Nonqualified Deferred Compensation Earnings(2) ($)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)

Jennifer Delaye……………………….………..	10,000	—	—	—	10,000
Anson Flake……………………….….………..	11,125	—	—	—	11,125
George Parmer……………………….………	11,750	—	—	—	11,750
Debra Pierson……………………….…………	10,000	—	—	—	10,000
Diane Poillon………………………..…………	10,000	—	—	—	10,000
William E. Pommerening…………..………….	11,750	—	—	—	11,750
Timothy J. Allison(1)……………….…………..	6,250	1,446	—	—	7,696
William L. Jones(1)…………………….……….	6,875	—	—	—	6,875
Samuel K. Kauffman(1)……………….………..	6,250	—	—	—	6,250
David H. Koppenhaver(1)……………..………..	6,875	—	—	—	6,875
Joseph C. Michetti, Jr.(1)…………….…………	7,500	3,428	—	—	10,928
Kristen Snyder(1)…………………….….……	6,250	—	—	—	6,250
Steven I. Tressler(1)……………….…….……	6,250	—	—	—	6,250

_____________________

(1) Fees paid since appointment as a Director of LINKBANCORP upon completion of the Merger.

(2) The non-qualified deferred compensation earnings represent the above market earnings on compensation that was deferred by the director under the deferred compensation agreements, which are described below.

(3) As of December 31, 2021, Directors Delaye, Flake, Parmer, Pierson, Poillon and Pommerening each held options to purchase 5,000 shares of common stock.

Director Fees

Through September 17, 2021, non-employee directors who attended at least 75% of all board and committee meetings were entitled to receive an annual retainer equal to $6,500 for the chairs of the Risk Committee, Audit Committee and Compensation Committee and $5,000 for all other outside directors. Following effectiveness of the Merger, non-employee directors who attend at least 75% of all board and committee meetings are entitled to receive an annual retainer of $25,000; Chairs of the Compensation, Risk, Nominating and Corporate Governance and Audit Committees are entitled to an additional $2,500 annual retainer. Mr. Michetti, as Chair of the LINKBANCORP Board of Directors, receives an additional $5,000 annual retainer. Fees are paid quarterly.

Directors Deferred Compensation Agreements

Directors Koppenhaver, Allision and Michetti are each party to deferred compensation agreements with the Bank wherein the director may elect to defer a percentage of fees and compensation received and such deferral will accrue interest equal to one hundred fifty percent (150%) of the average one year Treasury instrument for the plan year. The participants are always 100% vested in the amount they defer. The director is entitled to receive a distribution from his deferred account upon death, termination of service or reaching age sixty-five, in the manner elected in a previously executed election form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The following table sets forth, as of March 31, 2022, the shares of common stock beneficially owned by our directors and named executive officers, individually and by all directors, named executive officers and other executive officers as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 3045 Market Street, Camp Hill, PA 17011.

Name of Beneficial Owner	Number of Shares Owned		Options and Warrants Exercisable within 60 Days		Total Beneficial Ownership of Common Stock(1)	Percentage of Shares Outstanding(2)

Andrew Samuel	222,810	(3)	923,240	(4)	1,146,050	10.66%
Brent Smith	60,000	(5)	256,000	(6)	316,000	3.13%
Carl Lundblad	15,000		72,000	(7)	87,000	*
Jennifer Delaye	15,000		2,000	(15)	17,000	*
Anson Flake	60,416		2,000	(15)	62,416	*
George Parmer	486,775	(8)	2,000	(15)	488,775	4.97%
Debra Pierson	24,992	(9)	2,000	(15)	26,992	*
Diane Poillon	5,000		2,000	(15)	7,000	*
William E. Pommerening	57,750	(10)	2,000	(15)	59,750	*
Timothy J. Allison	11,091		—		11,091	*
William L. Jones	7,306	(11)	—		7,306	*
Samuel K. Kauffman	42,515	(12)	—		42,515	*
David H. Koppenhaver	193,992		—		193,992	1.97%
Joseph C. Michetti, Jr.	98,815	(13)	—		98,815	1.01%
Kristen Snyder	4,397	(14)	—		4,397	*
Steven I. Tressler	245,020		—		245,020	2.49%
Wesley M. Weymers	2,191		—		2,191	*

All directors, named executive officers and other executive officers as a group (20 persons)	1,563,579	(16)	1,316,944	(17)	2,880,523	25.85%

* Less than 1%

(1)
A person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he or she has shared or sole voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Company common stock. No shares of common stock are pledged as collateral by a director or a named executive officer.
(2)
Calculated based on 9,826,435 shares outstanding at March 31, 2022, and adding the number of shares of common stock underlying options and warrants that such shareholder is considered to beneficially own.

14

(3)
Includes 27,500 shares held in Mr. Samuel’s IRA account.
(4)
Includes 907,240 shares which Mr. Samuel is entitled to purchase pursuant to warrants granted to founders of LINKBANCORP based on their initial investment in LINKBANCORP, and 16,000 options exercisable within 60 days of March 31, 2022.
(5)
Includes 35,500 shares held in Mr. Smith’s IRA account.
(6)
Includes 240,000 shares which Mr. Smith is entitled to purchase pursuant to warrants granted to founders of LINKBANCORP based on their initial investment in LINKBANCORP, and 16,000 options exercisable within 60 days of March 31, 2022.
(7)
Includes 60,000 shares which Mr. Lundblad is entitled to purchase pursuant to warrants granted to founders of LINKBANCORP based on their initial investment in LINKBANCORP, and 12,000 options exercisable within 60 days of March 31, 2022.
(8)
Includes 27,863 shares held by Mr. Parmer’s spouse, 10,926 shares held in a limited partnership in which Mr. Parmer is the general partner and 338,722 shares held in various related family trusts. Mr. Parmer disclaims beneficial ownership of the shares held in family trusts.
(9)
Includes 24,992 shares held in Ms. Pierson’s IRA account.
(10)
Includes 55,000 shares held in Mr. Pommerening’s SEP IRA account.
(11)
Includes 7,306 shares held in a brokerage account.
(12)
Includes 19,230 shares held in a joint account with Mr. Kauffman’s spouse.
(13)
Includes 32,358 shares held in a joint account with Mr. Michetti’s spouse as well as 591 shares held individually by his spouse. Also includes 59,269 shares in Mr. Michetti’s IRA.
(14)
Includes 3,835 shares held in a joint account with Ms. Snyder’s spouse.
(15)
All are options exercisable within 60 days of March 31, 2022.
(16)
Includes 10,509 shares which other executive officers own.
(17)
Includes 38,704 shares which other executive officers are entitled to purchase pursuant to warrants granted to founders of LINKBANCORP based on their initial investment in LINKBANCORP, and 15,000 options.

Warrants

In recognition of the financial risk and efforts undertook in organizing LINKBANCORP, certain founding investors were granted warrants to purchase four shares of common stock at a purchase price of $10 per share for every one share the individual purchased during LINKBANCORP’s initial offering in 2018-2019. In the aggregate, warrants to purchase 1,537,484 shares of common stock were granted to these individuals, which are exercisable for ten years from the date of grant.

As of December 31, 2021, the Company had the following equity awards outstanding:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan	421,500	$10.46	14,200
Equity compensation plans not approved by security holders	—	—	—

Total	421,500	$10.46	14,200

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as the Gratz Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2021, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Gratz Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at December 31, 2021, and were made in compliance with federal banking regulations.

On September 30, 2020, LINKBANCORP completed a $20.0 million private placement of Fixed-to-Floating Rate Subordinated Notes due 2030. The notes have a maturity date of October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%. The investors in the notes included Derry Management, Inc., which purchased $2.0 million in principal amount of the notes, and Residential Warranty Company LLC, which purchased $17.0 million in principal amount of the notes. George Parmer, a director of LINKBANCORP, is the President and owner of each of the foregoing entities.

On April 8, 2022, LINKBANCORP completed a $20.0 million private placement of Fixed-to-Floating Rate Subordinated Notes due 2032. The notes have a maturity date of April 15, 2032 and will initially bear interest at a fixed rate of 4.5% up to but excluding April 15, 2027. From and including April 15, 2027 to the stated maturity date or early redemption date, the interest rate will reset quarterly to a floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 203 basis points. The investors in the notes included Residential Warranty Company LLC, which purchased $7.0 million in principal amount of the notes. George Parmer, a director of LINKBANCORP, is the President and owner of Residential Warranty Company LLC.

Other than the loans and the transactions described above, LINKBANCORP and the Gratz Bank have not entered into any transactions since January 1, 2020 in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.

Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with our directors, executive officers, and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved.

Board Independence

Based on information provided by each director concerning his or her background, employment and affiliations, LINKBANCORP believes that all of the directors other than Messrs. Samuel, Smith and Weymers are “independent” directors as defined in the Nasdaq Listing Rules which the Company has adopted as its independence standard. Mr. Samuel, who serves as LINKBANCORP’s Vice-Chairman and Chief Executive Officer, Mr. Smith, who serves as President of Gratz Bank and Executive Vice President of LINKBANCORP, and Mr. Weymers, who serves as Executive Chairman of Gratz Bank, are executive officers and therefore are not considered to be independent. In evaluating the independence of our independent directors, the Board considered, in addition to the transactions reported under “Transactions with Certain Related Persons” above, the Gratz Bank’s purchase of catering services from a company in which Ms. Delaye has a controlling interest; propane supplies purchased from a company in which Mr. Koppenhaver and Ms. Snyder have a controlling interest; legal services engaged from a law firm in which Mr. Michetti has a controlling interest; and air and surface disinfection products from a company in which Mr. Pommerening has a controlling interest.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm for the years ended December 31, 2021 and 2020 was S.R. Snodgrass, P.C. and Hacker, Johnson & Smith PA, respectively. Set forth below is certain information concerning aggregate fees billed for professional services rendered by S.R. Snodgrass, P.C. and Hacker, Johnson & Smith PA, during the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$120,405	$87,000
Audit-Related Fees	$—	$—
Tax Fees	$5,750	$—
All Other Fees	$—	$—

Audit Fees. During the period covering the year ended December 31, 2021, the aggregate fees billed to us for professional services rendered for the audit of the Company’s annual consolidated financial statements, the reviews of financial statements included in the Company’s Form S-4 filed with the Securities and Exchange Commission, and consents associated with the Form S-4 and related amendments, and for limited review of quarterly consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission and services that are normally provided in connection with our engagement, were $120,405. For the year ended December 31, 2020, the aggregate fees billed to us for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of financial statements included in the Company’s Form S-4 and all consents associated with the Form S-4 and related amendments were $87,000.

Audit Related Fees. There were no audit related fees billed during the years ended December 31, 2021 and 2020, respectively.

Tax Fees. The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $5,750 during the year ended December 31, 2021.

All Other Fees. There were no other fees billed during the years ended December 31, 2021 and 2020, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered and services performed in connection with the Company’s Merger with GNB Financial Services, Inc., was compatible with maintaining the independence of S.R. Snodgrass, P.C. The Audit Committee concluded that performing such services did not affect the independence of S.R. Snodgrass, P.C. in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All fees described above were approved as part of our engagement of S.R. Snodgrass, P.C.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Independent Registered Public Accounting Firm: S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania, PCAOB ID: 74

None.

(a) (3)

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form S-4 Registration Statement, filed May 7, 2021

4.1	Specimen stock certificate, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement, filed May 6, 2021

4.2	LINKBANCORP, inc. 5.00% Fixed to Floating Rate Subordinated Note Due October 1, 2030, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement, filed May 7, 2021

4.3	Form of Warrant, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement, filed May 7, 2021

10.1*	LINKBANCORP 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form S-4 Registration Statement, filed May 7, 2021

10.2*	Form of Incentive Stock Option (ISO) Agreement, incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, filed May 7, 2021

10.3*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 to Form S-4 Registration Statement, filed May 7, 2021

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

10.9*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2021

10.10*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 3, 2021

10.11*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 3, 2021

10.12*	Change in Control Agreement between LINKBANCORP, Inc., The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.4 to Form 8-K filed November 3, 2021

10.13*	Supplemental Executive Retirement Plan Agreement between The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.5 to Form 8-K filed November 3, 2021

10.14*	Deferred Compensation Agreement between The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.6 to Form 8-K filed November 3, 2021

10.15*	Deferred Compensation Agreement between The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.7 to Form 8-K filed November 3, 2021

10.16*	Deferred Compensation Agreement between The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.8 to Form 8-K filed November 3, 2021

10.17*	LINKBANCORP, Inc. Executive Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2022

10.18*	Supplemental Executive Retirement Plan Agreement with Wesley M. Weymers+

10.19*	Director Deferred Compensation Agreement with Wesley M. Weymers+

10.20*	Director Deferred Compensation Agreement with David H. Koppenhaver+

10.21*	Director Deferred Compensation Agreement with Timothy J. Allison+

10.22*	Executive Deferred Compensation Agreement with Timothy J. Allison+

10.23*	Director Deferred Compensation Agreement with Joseph Michetti, Jr. +

14.1	Code of Ethics for Senior Officers +

16.1	Letter of Hacker, Johnson & Smith PA, incorporated by reference to Exhibit 16.1 to Form 8-K filed March 31, 2022

16.2	Letter of S.R. Snodgrass P.C., incorporated by reference to Exhibit 16.2 to Form 8-K filed March 31, 2022

21.1	Subsidiaries of LINKBANCORP, Inc. +

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. +

31.3	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification +

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document+

101 SCH**	Inline XBRL Taxonomy Extension Schema Document+

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document+

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

+ Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2022.

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Chief Executive Officer

