Form 10-Q
period 2022-03-31
LINKBANCORP, Inc.
filed 2022-05-16
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 9,838,435 shares as of May 12, 2022.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$6,425	$8,620
Interest-bearing deposits with other institutions	102,704	13,970
Cash and cash equivalents	109,129	22,590
Certificates of deposit with other banks	12,828	12,828
Securities available for sale, at fair value	93,202	103,783
Securities held to maturity (Fair value of $4,981 and $0, respectively)	5,000	-
Loans held for sale	4,074	3,860
Loans receivable, net of allowance for loan losses of $3,443 at March 31, 2022, and $3,152 at December 31, 2021	727,618	711,664
Investments in restricted bank stock	3,612	2,685
Premises and equipment, net	5,253	5,289
Right-of-Use Asset – Premises	4,605	4,680
Bank-owned life insurance	18,898	18,787
Goodwill and other intangible assets	37,085	37,152
Deferred tax asset	5,092	4,038
Accrued interest receivable and other assets	9,280	5,407
TOTAL ASSETS	$1,035,676	$932,763
LIABILITIES
Deposits:
Demand, noninterest bearing	$165,228	$129,243
Interest bearing	696,942	642,422
Total deposits	862,170	771,665
Other borrowings	36,117	19,814
Subordinated debt	20,653	20,696
Operating lease liabilities	4,606	4,680
Accrued interest payable and other liabilities	5,790	6,285
TOTAL LIABILITIES	929,336	823,140

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock (At March 31, 2022 and December 31, 2021: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	-	-
Common stock (At March 31, 2022 and December 31, 2021: $0.01 par value; 25,000,000 shares authorized; 9,826,435 shares issued and outstanding.)	99	99
Surplus	82,930	82,910
Retained earnings	25,623	24,836
Accumulated other comprehensive (loss) income	(2,312)	1,778
TOTAL SHAREHOLDERS’ EQUITY	106,340	109,623
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,035,676	$932,763

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$7,763	$2,676
Investment securities and certificates of deposit:
Taxable	276	227
Exempt from federal income tax	290	305
Other	53	116
Total interest and dividend income	8,382	3,324
INTEREST EXPENSE
Deposits	665	504
Other borrowings	33	7
Subordinated debt	207	-
Total interest expense	905	511
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,477	2,813
Provision for loan losses	280	47
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,197	2,766
NONINTEREST INCOME
Service charges on deposit accounts	210	194
Bank-owned life insurance	110	45
Net realized gains on the sales of debt securities, available for sale	13	-
Gain on sale of loans	180	287
Other	198	44
Total noninterest income	711	570
NONINTEREST EXPENSE
Salaries and employee benefits	3,656	1,103
Occupancy	473	162
Equipment and data processing	597	238
Professional fees	228	223
FDIC insurance	204	30
Bank shares tax	183	87
Other	757	195
Total noninterest expense	6,098	2,038
Income before income tax expense	1,810	1,298
Income tax expense	286	173
NET INCOME	$1,524	$1,125
EARNINGS PER SHARE, BASIC	$0.16	$0.20
EARNINGS PER SHARE, DILUTED	$0.15	$0.20
DIVIDENDS PAID PER SHARE	$0.075	$0.04
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	9,826,435	5,691,686
DILUTED	10,053,684	5,691,686

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
(In Thousands)
Net income	$1,524	$1,125
Components of other comprehensive loss:
Unrealized holding loss on available-for-sale securities	(5,165)	(1,020)
Tax effect	1,085	213
Net of tax amount	(4,080)	(807)

Reclassification adjustment for debt securities gains realized in net income	(13)	-
Tax effect	3	-
Net of tax amount	(10)	-
Total other comprehensive loss	(4,090)	(807)
Total comprehensive (loss) income	$(2,566)	$318

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021		9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income		-	-	-	1,524	-	1,524
Dividends declared ($0.075 per share)		-	-	-	(737)	-	(737)
Stock option expense		-	-	20	-	-	20
Other comprehensive loss		-	-	-	-	(4,090)	(4,090)
Balance, March 31, 2022		9,826,435	$99	$82,930	$25,623	$(2,312)	$106,340

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	*	5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674
Net income		-	-	-	1,125	-	-	1,125
Dividends declared ($0.04 per share)		-	-	-	(242)	-	-	(242)
Other comprehensive loss		-	-	-	-	(807)	-	(807)
Balance, March 31, 2021		5,715,950	$57	$21,604	$26,892	$2,385	$(188)	$50,750

* Common Stock Shares, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$1,524	$1,125
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	280	47
Depreciation	192	55
Amortization of intangible assets	67	15
(Accretion) amortization of premiums and (discounts), net	(495)	331
Origination of loans to be sold	(1,860)	(6,345)
Proceeds from loan sales	-	7,647
Gain on sale of loans	(180)	(287)
Share-based and deferred compensation	245	-
Bank-owned life insurance income	(110)	(45)
Gain on sale of debt securities, available for sale	(13)	-
(Increase) decrease in other assets	208	(248)
Change in accrued interest receivable and other assets	(1,798)	213
Change in accrued interest payable and other liabilities	(720)	(72)
Net cash (used for) provided by operating activities	(2,660)	2,436

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	513	-
Proceeds from calls and maturities	750	600
Proceeds from principal repayments	3,702	5,259
Purchases	-	(14,192)
Purchase of investment securities held to maturity	(5,000)	-
Proceeds from redemptions of certificates of deposit with other banks	-	1,485
Purchase of restricted investment in bank stocks	(999)	(252)
Redemption of restricted investment in bank stocks	72	68
(Increase) decrease in loans, net	(15,754)	647
Redemption of bank-owned life insurance	-	104
Purchase of premises and equipment	(156)	-
Net cash used for investing activities	(16,872)	(6,281)

FINANCING ACTIVITIES
Increase in deposits, net	90,505	13,636
Proceeds from other borrowings	31,969	-
Repayments of other borrowings	(15,666)	(417)
Dividends paid	(737)	(242)
Net cash provided by financing activities	106,071	12,977
Increase in cash and cash equivalents	86,539	9,132
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,590	33,162
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,129	$42,294

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$613	$574
Income taxes	$—	$—

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

[In Thousands, Except Share Data]

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations

LINKBANCORP, Inc. (the "Company" or LINKBANCORP") is a bank holding company that operates The Gratz Bank (the "Bank"). The Company was incorporated on April 6, 2018, under the laws of the Commonwealth of Pennsylvania. The Company was formed with the intent of becoming a bank holding company through acquisition of a bank.

On September 17, 2018, the Pennsylvania Department of Banking and Securities (the "PADOBS") approved the acquisition of 100 percent of the shares of Stonebridge Bank. LINKBANCORP purchased 100 percent of the outstanding shares of Stonebridge Bank, from its former parent company Stonebridge Financial Corp. under section 363 of the Bankruptcy Code. LINKBANCORP subsequently renamed the bank LINKBANK.

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank (the "Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution. The merger was consummated effective September 18, 2021 (collectively, the "Merger").

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

The Company’s results of operations for the first quarter of 2022 include the results of operations of the combined company after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of GNBF and do not include the results of operations of LINKBANCORP, Inc. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of GNBF common stock in the Merger. The assets and liabilities of LINKBANCORP, Inc. as of the Merger Date have been recorded at their estimated fair value and added to those of GNBF. See Note 2. Merger for further information.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2022 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, and the valuation of deferred tax assets.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: agriculture, commercial and industrial, commercial real estate, and municipal. Consumer loans consist of the following classes: residential real estate, and other consumer. The loan segments are based on collateral type.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted ASU 2016-13 and its related amendments. The amendments require that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan, and introduce new requirements related to modifications made to borrowers experiencing financial difficulty. The amendments also require public business entities to disclose current-period gross writeoffs for financing receivables by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022. For entities that have not adopted ASU 2016-13, the amendments in this update are effective at the time the entity adopts ASU 2016-13. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

2. MERGER

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

acquirer and LINKBANCORP, Inc. was the accounting acquiree and the historical financial statements of the combined company are the historical financial statements of GNBF.

Under the Merger Agreement, GNBF shareholders had the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINKBANCORP, Inc. common shares for each share they own. The agreement provided for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNBF common shares outstanding be exchanged for LINKBANCORP, Inc. common stock. The Merger was effective on September 18, 2021, with the GNBF shareholders collectively electing to receive cash for 14.865% of their shares and LINKBANCORP, Inc. common shares for 85.135% of existing GNBF shares. These elections resulted in LINKBANCORP issuing 4.85 million common shares to GNBF shareholders which represented approximately 49.4% of the post-merger outstanding common shares of the Company.

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

LINKBANCORP, Inc. and Subsidiaries

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

LINKBANCORP, Inc. and Subsidiaries

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

The following table summarizes the Merger as of September 18, 2021:

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

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

LINKBANCORP, Inc. and Subsidiaries

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

Facilities Leases

The Company assumed leases on four facilities of LINKBANCORP, Inc. The Company believed that the current lease costs were at market terms therefore no fair value adjustment is needed. LINKBANCORP, Inc. did not operate any owned facilities.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

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

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of GNBF and LINKBANCORP, Inc. as if the Merger occurred as of January 1, 2021 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2021. Merger related expenses incurred by the Company during the three months ended March 31, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had GNBF merged with LINKBANCORP, Inc. at the beginning of 2021. The pro forma amounts for the three months ended March 31, 2021 do not reflect the anticipated cost savings that had not yet been realized.

Three months ended March 31,
(Dollars in thousands)	2021
Net interest income	$6,283
Non-interest income	680
Net income (loss)	4,190
Basic earnings (loss) per common share	$0.44
Diluted earnings (loss) per common share	$0.43

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	March 31, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$1,020	$-	$(17)	$1,003
Obligations of state and political subdivisions	44,827	397	(1,332)	43,892
Mortgage-backed securities in government-sponsored entities	50,283	12	(1,988)	48,307
	$96,130	$409	$(3,337)	$93,202
Held to Maturity:
Corporate debentures	$5,000	$-	$(19)	$4,981

	December 31, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$1,099	$-	$(15)	$1,084
Obligations of state and political subdivisions	46,115	2,405	(38)	48,482
Mortgage-backed securities in government-sponsored entities	54,239	382	(404)	54,217
	$101,453	$2,787	$(457)	$103,783

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$1,003	$(17)	$1,003	$(17)
Obligations of state and political subdivisions	20,484	(1,242)	343	(90)	20,827	(1,332)
Mortgage-backed securities in government-sponsored entities	39,310	(1,518)	7,136	(470)	46,446	(1,988)
	$59,794	$(2,760)	$8,482	$(577)	$68,276	$(3,337)
Held to Maturity
Corporate debentures	$1,981	$(19)	$-	$-	$1,981	$(19)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$1,084	$(15)	$1,084	$(15)
Obligations of state and political subdivisions	3,189	(38)	-	-	3,189	(38)
Mortgage-backed securities in government-sponsored entities	23,420	(266)	4,687	(102)	28,107	(368)
	$26,609	$(304)	$5,771	$(117)	$32,380	$(421)

The Company reviews its position quarterly and believes that as of March 31, 2022 and December 31, 2021, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 122 and 41 debt securities with unrealized losses at March 31, 2022 and December 31, 2021, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

Amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$377	$377	$-	$-
Due after one year through five years	5,423	5,429	-	-
Due after five years through ten years	11,991	11,814	5,000	4,981
Due after ten years	28,056	27,275	-	-
Mortgage-backed securities and Collateralized Mortgage Obligations	50,283	48,307	-	-
	$96,130	$93,202	$5,000	$4,981

The following table summarizes sales of debt securities for the three months ended March 31, 2022. There were no sales of debt securities for the three months ended March 31, 2021.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

For the Three Months Ended
(In Thousands)	March 31, 2022

Proceeds	$513
Gross gains	13
Gross losses	-
Net gain	$13

The Company had pledged debt securities with a carrying value of $41,000 and $45,300 to secure public monies as of March 31, 2022 and December 31, 2021, respectively.
4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	March 31, 2022	December 31, 2021
Agriculture loans	$8,111	$9,341
Commercial loans	94,114	98,604
Paycheck Protection Program ("PPP") loans	10,586	23,774
Commercial real estate loans	353,559	338,749
Residential real estate loans	252,158	231,302
Consumer and other loans	6,359	7,087
Municipal loans	6,193	6,182
	731,080	715,039
Deferred fees	(19)	(223)
Allowance for loan losses	(3,443)	(3,152)
Total	$727,618	$711,664

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate. In the normal course of business, the Company extends loans to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. The balance of these loans and extensions of credit totaled $10,271 and $10,631 as of March 31, 2022 and December 31, 2021, respectively.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at March 31, 2022 and December 31, 2021.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the activity in the allowance for loan losses by loan class for the three-month periods ended March 31, 2022 and 2021.

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Three Months Ended March 31, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	2	-	7	2	-	-	11
Provision	(3)	1	271	87	(11)	0	(65)	280
Ending balance	$20	$585	$1,070	$1,728	$13	$15	$12	$3,443
	For the Three Months Ended March 31, 2021
Allowance for loan losses:
Beginning balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789
Charge-offs	-	-	-	(49)	(3)	-	-	(52)
Recoveries	-	-	-	2	1	-	-	3
Provision	(15)	25	1	19	(9)	0	26	47
Ending balance	$105	$315	$315	$1,674	$24	$18	$336	$2,787

The increase in the allowance for loan losses allocated to the commercial real estate loans can be attributed to the risk associated with the increased concentration in commercial real estate loans in comparison to regulatory capital. The increased allocation in the allowance for loan losses allocated to residential real estate loans can be attributed to the increase in the carrying value of loans that have been risk rated as Substandard as of March 31, 2022. Please see the "Credit Quality Information" section below for further details.

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at March 31, 2022 and December 31, 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of March 31, 2022
Allowance for loan losses:
Ending balance	$20	$585	$1,070	$1,728	$13	$15	$12	$3,443
Ending balance: individually evaluated for impairment	$—	$—	$—	$4	$—	$—	$—	$4
Ending balance: collectively evaluated for impairment	$20	$585	$1,070	$1,724	$13	$15	$12	$3,439
Loans:
Ending balance	$8,111	$104,700	$353,559	$252,158	$6,359	$6,193		$731,080
Ending balance: individually evaluated for impairment	$250	$37	$177	$1,887	$—	$—		$2,351
Ending balance: loans acquired with deteriorated credit quality	$—	$641	$4,329	$594	$—	$—		$5,564
Ending balance: collectively evaluated for impairment	$7,861	$104,022	$349,053	$249,677	$6,359	$6,193		$723,165

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2021
Allowance for loan losses:
Ending balance	$23	$582	$799	$1,634	$22	$15	77	$3,152
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$23	$582	$799	$1,634	$22	$15	77	$3,152
Loans:
Ending balance	$9,341	$122,378	$338,749	$231,302	$7,087	$6,182		$715,039
Ending balance: individually evaluated for impairment	$-	$42	$-	$709	$-	$-		$751
Ending balance: loans acquired with deteriorated credit quality	$-	$512	$4,394	$650	$-	$-		$5,556
Ending balance: collectively evaluated for impairment	$9,341	$121,824	$334,355	$229,943	$7,087	$6,182		$708,732

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $5,564 and $5,556 at March 31, 2022 and December 31, 2021, respectively.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all PCI loans acquired through the Merger was $6,627 and the estimated fair value of the loans was $5,384. Total contractually required payments on these loans, including interest, at acquisition was $8,509. The Company's preliminary estimate of expected cash flows was $5,793 at the acquisition date. The Company established a credit risk related non-accretable discount of $2,716 relating to these impaired loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $409 relating to these impaired loans.

The following table provides activity for the accretable yield of PCI loans for the three months ended March 31, 2022:

(In Thousands)	March 31, 2022
Accretable yield, beginning of period	$307
Additions	—
Accretion of income	(101)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	—
Accretable yield, end of period	$206

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2022 and December 31, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

The Company’s internally assigned grades are as follows:

Pass – loans that are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are four sub-grades within the Pass category to further distinguish the loan.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of March 31, 2022 and December 31, 2021:

(In Thousands)		Special
As of March 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$7,861	$-	$250	$-	$8,111
Commercial and PPP loans	98,520	5,504	676	-	104,700
Commercial real estate loans	350,995	1,965	599	-	353,559
Residential real estate loans	248,444	1,548	2,166	-	252,158
Consumer loans	6,359	-	-	-	6,359
Municipal loans	6,193	-	-	-	6,193
Total	$718,372	$9,017	$3,691	$-	$731,080

(In Thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$9,341	$-	$-	$-	$9,341
Commercial and PPP	117,918	3,757	703	-	122,378
Commercial real estate loans	332,156	2,077	4,516	-	338,749
Residential real estate loans	228,664	1,657	981	-	231,302
Consumer loans	7,087	-	-	-	7,087
Municipal loans	6,182	-	-	-	6,182
Total	$701,348	$7,491	$6,200	$-	$715,039

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past-due loans.

	March 31, 2022
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$187	$-	$-	$187	$7,924	$-	$8,111	$-
Commercial and PPP loans	33	-	-	33	104,026	641	104,700	-
Commercial real estate loans	-	-	-	-	349,230	4,329	353,559	-
Residential real estate loans	2,240	25	516	2,781	248,783	594	252,158	-
Consumer loans	19	1	-	20	6,339	-	6,359	-
Municipal loans	-	-	-	-	6,193	-	6,193	-
Total	$2,479	$26	$516	$3,021	$722,495	$5,564	$731,080	$-

	December 31, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$83	$-	$-	$83	$9,258	$-	$9,341	$-
Commercial and PPP loans	66	-	-	66	121,800	512	122,378	-
Commercial real estate loans	245	-	-	245	334,110	4,394	338,749	-
Residential real estate loans	1,427	211	869	2,507	228,145	650	231,302	762
Consumer loans	31	2	-	33	7,054	-	7,087	-
Municipal loans	-	-	-	-	6,182	-	6,182	-
Total	$1,852	$213	$869	$2,934	$706,549	$5,556	$715,039	$762

LINKBANCORP, Inc. and Subsidiaries

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

	As of March 31, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$250	$250	$—
Commercial loans	37	56	—
Commercial real estate loans	177	177	—
Residential real estate loans	1,883	2,004	—
Consumer loans	—	—	—
Municipal loans	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	4	4	4
Consumer loans	—	—	—
Municipal loans	—	—	—
Total
Agriculture loans	$250	$250	$—
Commercial loans	37	56	—
Commercial real estate loans	177	177	—
Residential real estate loans	1,887	2,008	4
Consumer loans	—	—	—
Municipal loans	—	—	—
	$2,351	$2,491	$4

	As of December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	42	61	—
Commercial real estate loans	—	—	—
Residential real estate loans	709	779	—
Consumer loans	—	—	—
Municipal loans	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
Total
Agriculture loans	$—	$—	$—
Commercial loans	42	61	—
Commercial real estate loans	—	—	—
Residential real estate loans	709	779	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$751	$840	$—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	For the Three Months Ended March 31,
	2022		2021
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture loans	$249	$3	$—	$—
Commercial loans	37	—	1	—
Commercial real estate loans	181	3	—	—
Residential real estate loans	1,902	17	248	4
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	$2,369	$23	$249	$4
With an allowance recorded:
Agriculture loans	—	—	—	—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	4	—	—	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
Total	$2,373	$23	$249	$4

The following table present nonaccrual loans by classes of the loan portfolio:

(In Thousands)	March 31, 2022	December 31, 2021
Commercial loans	$37	$39
Commercial real estate loans	143	144
Residential real estate loans	1,062	449
Consumer loans	4	2
Total	$1,246	$634

Approximately $353,559 or 48.4% of the Bank’s loan portfolio was in commercial real estate loans at March 31, 2022. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Bank mitigates this risk through conservative underwriting policies and procedures. In addition, $126,168 of real estate-commercial loans were owner occupied properties as of March 31, 2022. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.

At March 31, 2022 and December 31, 2021, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0 and $1,120, respectively.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of March 31, 2022 and December 31, 2021, the Company had no loans identified as TDRs. There were also no new loan modifications during the periods that were considered TDRs.

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and January 1, 2022.

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

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2022, the Company had no loans on a CARES Act modification as the program had ended.
6.
DEPOSITS

Deposit accounts are summarized as follows:

	March 31, 2022		December 31, 2021
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$165,228	19.16%	$129,243	16.75%
Demand, interest-bearing	269,222	31.23	256,258	33.21
Money market and savings	224,673	26.67	205,843	26.68
Time deposits, $250 and over	55,514	6.44	56,266	7.29
Time deposits, other	147,533	17.11	124,055	16.08
	$862,170	100.0%	$771,665	100.0%

Within time deposits, other, there were $20,000 and $0 in brokered deposits outstanding at March 31, 2022 and December 31, 2021, respectively.

7.
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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At March 31, 2022		At December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$109,129	$109,129	$22,590	$22,590
Certificates of deposit with other banks (Level 3)	12,828	12,828	12,828	12,828
Securities held to maturity (Level 2)	5,000	4,981	—	—
Loans (Level 3)	727,618	716,675	711,664	705,706
Accrued interest receivable (Level 1)	3,600	3,600	3,022	3,022
Restricted investments in bank stock (Level 1)	3,612	3,612	2,685	2,685
Cash surrender value of life insurance (Level 1)	18,898	18,898	18,787	18,787
Financial liabilities:
Non-maturity deposits (Level 1)	659,123	659,123	591,344	591,344
Time Deposits (Level 3)	203,047	201,009	180,321	180,485
Other borrowings (Level 3)	36,117	36,117	19,814	19,819
Subordinated Notes (Level 3)	20,653	20,000	20,696	20,696
Accrued interest payable (Level 1)	395	395	103	103

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

	March 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$1,003	$—	$1,003
Obligations of state and political subdivisions	—	43,892	—	43,892
Mortgage backed securities	—	48,307	—	48,307
Total	$—	$93,202	$—	$93,202

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$1,084	$—	$1,084
Obligations of state and political subdivisions	—	48,482	—	48,482
Mortgage backed securities	—	54,217	—	54,217
Total	$—	$103,783	$—	$103,783

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2022 and December 31, 2021 are presented in the table below.

	March 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$2,351	$2,351
Loans Held for Sale	$—	$—	$4,074	$4,074

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$751	$751
Loans Held for Sale	$—	$—	$3,860	$3,860

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	March 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$2,351	Appraisal of collateral	(1)	Liquidation expenses	10%
Loans Held for Sale	$4,074	Appraisal of collateral	(1)	Liquidation of collateral	15%
	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$751	Appraisal of collateral	(1)	Liquidation expenses	10%
Loans Held for Sale	$3,860	Appraisal of collateral	(1)	Liquidation of collateral	15%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which include various Level III inputs that are not identifiable.

LINKBANCORP, Inc. and Subsidiaries

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

8.
STOCK-BASED COMPENSATION

On May 14, 2019, the Company’s shareholders approved the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “Plan”).The Plan authorizes the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP, Inc. common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP, Inc.’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP, Inc. or its subsidiaries are eligible to receive awards under the plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The table below provides details of the Company's stock options at March 31, 2022.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2021	421,500	$10.46	7.9	$780
Granted	—	—	—
Expired/terminated	(5,600)	12.00	8.6
Exercised	—	—	—
Outstanding, March 31, 2022	415,900	$10.54	7.6	$416
Exercisable at period end	151,200	$10.10	7.3	$171

The exercise prices for options outstanding as of March 31, 2022 ranged from $10.00 to $14.50. Because the stock options issued by the Company historically relate to LINKBANK employees and given the reverse acquisition accounting described in Note 1 paired with the timing of the Merger between the Company and GNBF, the Company recognized no compensation expense during the three months ended March 31, 2021. The company recognized compensation expense of $20 during the three months ended March 31, 2022. At March 31, 2022, the total unrecognized stock-based compensation costs totaled $210 and will be recognized ratably as expense through December 31, 2026.

9.
REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of March 31, 2022, the Bank has met all capital adequacy requirements to which it is subject.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required before the institution may accept

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face limitations on dividends, stock repurchases and certain discretionary bonus payments to management based on the amount of the shortfall. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50%.

The following tables present actual and required capital ratios as of March 31, 2022 and December 31, 2021 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	March 31, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$82,840	11.14%	$81,355	11.50%
For capital adequacy purposes	59,464	8.00	56,578	8.00
To be well capitalized	74,330	10.00	70,722	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$79,343	10.67%	$77,904	11.02%
For capital adequacy purposes	44,598	6.00	42,433	6.00
To be well capitalized	59,464	8.00	56,578	8.00
Common equity
(to risk-weighted assets)
Actual	$79,343	10.67%	$77,904	11.02%
For capital adequacy purposes	33,449	4.50	31,825	4.50
To be well capitalized	48,315	6.50	45,969	6.50
Tier 1 capital
(to average assets)
Actual	$79,343	8.71%	$77,904	8.85%
For capital adequacy purposes	36,457	4.00	35,230	4.00
To be well capitalized	45,572	5.00	44,038	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of March 31, 2022 and December 31, 2021, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

March 31, 2022 and December 31, 2021, the Company has a reserve related to credit losses for off-balance sheet instruments totaling $54, which is included in other liabilities.

At March 31, 2022 and December 31, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	March 31, 2022	December 31, 2021
Unfunded commitments under lines of credit:
Home equity loans	$36,236	$17,774
Commercial real estate, construction, and land development	22,220	20,609
Commercial and industrial	106,212	100,440
Other	5,078	6,244
Total	$169,746	$145,067

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

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Three Months Ended March 31,
	2022	2021
Net income	$1,524	$1,125
Basic weighted average common shares outstanding	9,826,435	5,691,686
Net effect of dilutive stock options and warrants	227,249	-
Diluted weighted average common shares outstanding	10,053,684	5,691,686
Net income per common share:
Basic	$0.16	$0.20
Diluted	$0.15	$0.20

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the three months ended March 31, 2022. There were no dilutive securities outstanding during the first three months of 2021. For the three months ended March 31, 2022 and 2021, the Company had no securities that were excluded from the calculation of diluted weighted average common shares because their inclusion would have been anti-dilutive.

Warrants	$1,537,484
Share-based compensation awards	151,200
Total dilutive securities	$1,688,684

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Completion of Merger
•
Overview and Strategy
•
Financial Highlights
•
Comparison of Financial Condition at March 31, 2022 and December 31, 2021
•
Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021.
•
Liquidity, Commitments, and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Estimates
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

Completion of Merger

On September 18, 2021, LINKBANCORP completed its previously announced Merger with GNBF, with LINKBANCORP as the surviving corporation. Immediately following the Merger, LINKBANK, a wholly-owned subsidiary of LINKBANCORP, merged with and into The Gratz Bank, a wholly-owned subsidiary of GNBF, with The Gratz Bank as the surviving bank. LINKBANK's banking offices will continue to operate as LINKBANK, a division of The Gratz Bank.

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

Non-interest income also contributes to our operating results, consisting of service charges on deposit accounts, earnings on bank-owned life insurance, revenue from the sale of securities, and revenue from the sale of SBA loans and residential mortgage loans to the secondary market and related servicing fees. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional fees and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.

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

Financial Highlights

The following is a summary of the financial highlights as of and for the three months ended March 31, 2022:

•
Net Income and Net Income Per Share - Net income was $1.5 million for the three months ended March 31, 2022, a $399 thousand increase from $1.1 million for the same period in 2021. Diluted net income per share was $0.15 for the first quarter of 2022 compared to $0.20 per diluted share for the same period in 2021.
•
Net Interest Income - Net interest income increased $4.7 million or 165.8% for the three months ended March 31, 2022 compared to the same period in 2021. Net interest margin for the first quarter of 2022 totaled 3.40%, representing a 68 basis point increase over the same period in 2021. The primary driver in the growth in net interest income is the increased net interest earning assets as a result of the Merger.
•
Loan Growth - Total gross loans held for investment grew by $16.0 million during the first quarter of 2022 to $731.1 million at March 31, 2022, equating to an annualized growth rate of 9.10%.
•
Deposit Growth - Total deposits grew by $90.5 million during the first quarter of 2022 to $862.2 million at March 31, 2022, equating to an annualized growth rate of 47.57%.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets at March 31, 2022, were $1.04 billion, an increase of $102.9 million, or 11%, from $932.8 million at December 31, 2021. The increase in total assets was primarily due to an increase in Cash and cash equivalents of $86.5 million, from $22.6 million at December 31, 2021 to $109.1 million at March 31, 2022, an increase in Loans receivable, net, of $16.0 million, or 2.2%, from $711.7 million at December 31, 2021 to $727.6 million at March 31, 2022. These increases were offset by a decrease in Securities available for sale of $10.6 million, or 10%, from $103.8 million at December 31, 2021 to $93.2 million at March 31, 2022.

Cash and cash equivalents increased $86.5 million, or 383%, from $22.6 million at December 31, 2021 to $109.1 million at March 31, 2022. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $90.5 million;
•
Cash received from investment securities (calls, maturities, and principal repayments) of $5.0 million; and
•
Proceeds from borrowings of $32.0 million

Primary Cash Outflows

•
Cash used in operating activities of $2.7 million;
•
Repayments of borrowings of $15.7 million;
•
Net increase in cash funding of loans receivable of $15.8 million;
•
Purchase of investment securities held to maturity of $5.0 million; and
•
Payment of dividends of $737 thousand

Securities available-for-sale decreased by $10.6 million, or 10%, to $93.2 million at March 31, 2022 from $103.8 million at December 31, 2021. The decrease was due to a decrease in fair value of our holdings of $5.2 million, calls/sales/repayments totaling $5.0 million, and net amortization of premiums and discounts of $0.2 million. In addition, we purchased investment securities classified as held-to-maturity of $5.0 million during the first quarter of 2022.

Net loans receivable increased during the three months ended March 31, 2022 as shown in the table below:

(dollars in thousands)	March 31, 2022	December 31, 2021	Change	%
Agriculture loans	$8,111	$9,341	$(1,230)	(13.17)%
Commercial loans	94,114	98,604	(4,490)	(4.55)%
Paycheck Protection Program ("PPP") loans	10,586	23,774	(13,188)	(55.47)%
Commercial real estate loans	353,559	338,749	14,810	4.37%
Residential real estate loans	252,158	231,302	20,856	9.02%
Consumer loans	6,359	7,087	(728)	(10.27)%
Municipal loans	6,193	6,182	11	0.18%
Total Loans	731,080	715,039	16,041	2.24%
Deferred fees	(19)	(223)	204	(91.48)%
Allowance for loan losses	(3,443)	(3,152)	(291)	9.23%
Net Loans	$727,618	$711,664	$15,954	2.24%

The reduction in PPP loans since December 31, 2021 relate to SBA loan forgiveness of PPP loans during the first quarter of 2022. Residential real estate loans increased $20.9 million during the first quarter of 2022 with approximately half of that growth related to new loan originations of mortgage loans for investment properties with the remainder of growth related to traditional first and second lien residential loans. The growth in our commercial real estate loans was not attributable to any one significant loan relationship and was primarily generated in markets serviced by our Camp Hill and Lancaster solutions centers.

The allowance for loan losses increased $291 thousand from $3.2 million at December 31, 2021 to $3.4 million at March 31, 2022. The primary driver of the increased allowance for loan losses was a provision for loan losses recognized during the three months ended March 31, 2022 of $280 thousand.

Asset quality remained strong at March 31, 2022 with non-performing loans, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, was $1.2 million or 0.17% of total gross loans. This is compared to $1.8 million of non-performing assets at December 31, 2021, which equated to 0.25% of total gross loans. Additionally, to compare our allowance for loan losses as a percentage of our gross loans outstanding, the Company also considers the credit fair value adjustment that was made to the loans acquired through the Merger, which totaled $6.7 million at March 31, 2022, in order to capture a truer picture of our overall coverage related to potential loan losses. Our allowance for loan losses and our credit fair value adjustment total $10.1 million at March 31, 2022 and represented 1.37% to our total gross loans, which is a decrease from 1.41% at December 31, 2021. As March 31, 2022 and December 31, 2021, the Company had no other real estate owned.

Deposits grew by $90.5 million or 12%, from a total of $771.7 million at December 31, 2021 to $862.2 million at March 31, 2022. Changes in the deposit types are presented in the table below:

(in thousands)	March 31, 2022	December 31, 2021	Change	%
Demand, noninterest-bearing	$165,228	$129,243	$35,985	27.8%
Demand, interest-bearing	269,222	256,258	12,964	5.1%
Money market and savings	224,673	205,843	18,830	9.1%
Time deposits, $250,000 and over	55,514	56,266	(752)	(1.3)%
Time deposits, other	147,533	124,055	23,478	18.9%
Total deposits	$862,170	$771,665	$90,505	12%

The increase of $48.9 million in demand deposits during the first quarter of 2022 is the result of both new accounts opened during the quarter and increases in existing account balances, with each contributing approximately half of the growth. Included in the time deposits balance above were brokered time deposits with a balance of $20.0 million, and $0 as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, other borrowings consisted of $11.1 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which were assumed as part of the Merger, and $24.5 million in FHLB borrowings. The PPPLF is a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. At December 31, 2021, other borrowings consisted of $19.8 million in borrowings under the PPPLF. Additionally, subordinated debt with a fair value of $20.7 million was assumed as part of the Merger. The balance of subordinated debt was $20.7 million at both March 31, 2022 and December 31, 2021. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Total shareholders’ equity decreased by $3.3 million, or 3%, from $109.6 million at December 31, 2021, to $106.3 million at March 31, 2022. The decrease was primarily attributable to a $4.1 million decrease in accumulated other comprehensive income (loss) during the first quarter of 2022 as a result of decreases in fair market values of available for sale securities due to the current rising interest rate environment. This decrease to shareholders' equity was partially offset by net income for the three months ended March 31, 2022 of $1.5 million, less dividends declared of $737 thousand.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

General: Net income was $1.5 million for the three months ended March 31, 2022, or $0.15 per diluted share, an increase of $374 thousand compared to net income of $1.1 million, or $0.20 per diluted share, for the three months ended March 31, 2021.

Net income for the three months ended March 31, 2022 reflected the results of the combined company following the completion of the Merger on September 18, 2021 whereas net income for the three months ended March 31, 2021 reflected the results of GNBF prior to the Merger.

Net income for the three months ended March 31, 2022, as compared to the same prior year period was the result of an increase in net interest income before provision for loan losses of $4.4 million and an increase in noninterest income of $141 thousand. These increases were partially offset by an increase in noninterest expense of $4.0 million and increases in the provision for loan losses of $233 thousand and income tax expense of $113 thousand.

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

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$59,735	$53	0.36%	$56,470	$116	0.83%
Securities
Taxable (1)	67,681	258	1.55%	77,626	227	1.19%
Tax-Exempt	45,030	390	3.51%	48,785	386	3.21%
Total Securities	112,711	648	2.33%	126,411	613	1.97%
Total Cash Equiv. and Investments	172,446	701	1.65%	182,881	729	1.62%
Total Loans	718,987	7,763	4.38%	236,084	2,676	4.60%
Total Earning Assets	891,433	8,464	3.85%	418,965	3,405	3.30%
Other Assets	85,852			20,118
Total Assets	$977,285			$439,083
Interest bearing demand	$258,140	$245	0.38%	$162,794	$281	0.70%
Money market demand	215,410	139	0.26%	75,904	19	0.10%
Time deposits	194,897	281	0.58%	74,294	204	1.11%
Total Borrowings	57,965	240	1.68%	956	7	2.97%
Total Interest-Bearing Liabilities	726,412	905	0.51%	313,948	511	0.66%
Non Int Bearing Deposits	131,841			70,779
Total Cost of Funds	$858,253	$905	0.43%	$384,727	$511	0.54%
Other Liabilities	11,035			4,758
Total Liabilities	$869,288			$389,485
Equity	$107,997			$49,598
Total Liabilities & Equity	$977,285			$439,083
Net Interest Income/Spread (FTE)		7,559	3.34%		2,894	2.64%
Tax-Equivalent Basis Adjustment		(82)			(81)
Net Interest Income		$7,477			$2,813
Net Interest Margin			3.40%			2.72%
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

	Three Months Ended March 31, 2022 vs. 2021 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(66)	$3	$(63)
Securities
Taxable	69	(38)	31
Tax-Exempt	36	(32)	4
Total Securities	105	(70)	35
Total Loans	(128)	5,215	5,087
Total Earning Assets	(89)	5,148	5,059
Interest Expense:
Interest bearing demand	(128)	92	(36)
Money market demand	30	90	120
Time deposits	(97)	174	77
Total Borrowings	(3)	236	233
Total Interest-Bearing Liabilities	(198)	592	394
Change in Net Interest Income	$109	$4,556	$4,665

Net Interest Income: Net interest income before provision for loan losses increased by $4.7 million, or 166%, to $7.5 million for the three months ended March 31, 2022, compared to $2.8 million for the three months ended March 31, 2021. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as a result of the completion of the Merger. The net interest margin increased 68 basis points to 3.40% for the three months ended March 31, 2022 from 2.72% for the three months ended March 31, 2021. The provision for loan losses increased by $233 thousand from $47 thousand for the three months ended March 31, 2021 to $280 thousand for the same period in 2022.

Interest Income: Interest income increased to $8.4 million for the three months ended March 31, 2022, compared with $3.3 million for the three months ended March 31, 2021 primarily due to an increase in interest income on loans as a result of the growth in average assets, primarily loans, following the completion of the Merger. The growth in average balance of interest earning assets which increased $472.5 million to $891.4 million for the three months ended March 31, 2022 compared to $419.0 million for the comparable period in 2021 contributed $5.1 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $482.9 million to $719.0 million for the three months ended March 31, 2022 as compared to the same period in 2021 reflecting the completion of the Merger. This growth was partially offset by a decrease in average yield on loans which decreased 22 basis points on an annualized basis from 4.60% for the three months ended March 31, 2021 to 4.38% for the three months ended March 31, 2022. In general, the lower yield on the loan portfolio can be attributed to the new loan originations that occurred from March 31, 2021 through December 31, 2021. Due to increased competition for loan originations coupled with the low interest rate environment maintained by the Federal Reserve over that period, these loans would have usually been originated at a yield lower than the comparative portfolio at March 31, 2021. Overall the average yield of interest earning assets increased 55 basis points on an annualized basis to 3.85% for the three months ended March 31, 2022 as compared to the same period in 2021 due primarily to an increase in the average yield of securities.

Interest Expense: Interest expense increased by $394 thousand or 77% to $905 thousand for the three months ended March 31, 2022, compared to $511 thousand for the three months ended March 31, 2021. The increase in interest expense was primarily due to an increase in average balance of interest-bearing liabilities of $412.5 million to $726.4 million for the three months ended March 31, 2022 compared to $313.9 million for the comparative period in 2021 as a result of the completion of the Merger which had the effect of increasing the average balances of deposits and borrowings. This average balance growth resulted in an increase in interest expense of $593 thousand during the three months ended March 31, 2022 as compared to the same period in 2021. This impact of balance growth on interest expense was partially offset by a decrease in average rates paid on interest-bearing liabilities, which decreased 15 basis points on an annualized basis from 0.66% for the three months ended March 31, 2021 to 0.51% for the three months ended March 31, 2022 due to the low interest rate environment during the current period.

Provision for Loan Losses: The provision for loan losses increased by $233 thousand from $47 thousand for the three months ended March 31, 2021 to $280 thousand for the three months ended March 31, 2022. During the three months ended March 31, 2022, management noted that the total amount of special mention rated loans increased $1.5 million compared to December 31, 2021, while total substandard rated loans decreased $2.5 million. Additionally, management adjusted the qualitative allowance factors to reflect increased uncertainty over the economic outlook over the coming quarters and increased commercial real estate loan concentrations, also adding to the current quarter provision when compared to the same period in the prior year.

The Company completes a comprehensive quarterly evaluation to determine its provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

Refer to Note 5 of the Notes to the Consolidated Financial Statement for additional details on the provision for loan losses.

Non-interest Income: Non-interest income increased by $141 thousand to $711 thousand for the three months ended March 31, 2022, from the $570 thousand recognized during the same period of 2021. The increase was the result of an increase in BOLI income of $65 thousand, and an increase in other income of $154 thousand. These increases were partially offset by decreases in gains on sales of loans of $107 thousand.

Non-interest Expenses: Non-interest expenses increased $4.1 million or 205%, from $2.0 million for the three months ended March 31, 2021, to $6.1 million for the three months ended March 31, 2022. The increase was largely due to an increase in salaries and employee benefits of $2.6 million related to higher headcount from the combined company as a result of the merger and also due to an increase in employees to facilitate loan growth and foster deposit relationships. Additionally, the Company noted (1) an increase of $311 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense for LINKBANK locations post-merger; (2) an increase of $359 thousand in equipment and data processing expenses related to the additional costs attributed processing post-merger customer transactions over a larger account base during the first quarter of 2022 when compared to a pre-merger basis during the first quarter of 2021; and (3) an increase in FDIC insurance costs of $174 thousand.

Income Tax Expense: Income tax expense for the three months ended March 31, 2022 totaled $286 thousand compared to income tax expense of $173 thousand for the same period in 2021. The income tax expense recognized for the three months ended March 31, 2022 was the direct result of our net income adjusted for tax free income and non-deductible expenses. The Company recognized an income tax expense for the three months ended March 31, 2022 at an effective tax rate of 15.8% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the three months ended March 31, 2021 which resulted in an effective tax rate of 13.6%.

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

The Company strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Company is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of the Company’s business management. We manage our liquidity in accordance with a board of directors-approved asset liability policy, which is administered by the Company’s asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Company’s board of directors.

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of March 31, 2022, totaled $131.5 million, or 64.8% of our certificates of deposit, and 15.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At March 31, 2022, the Company had outstanding FHLB borrowings of $25.0 million with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $270.7 million.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2022 and December 31,

2021, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 10 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

Critical Accounting Estimates

It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.

Management's critical accounting estimates are unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

Recently issued accounting standards are included in Note 1 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022
LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)