Form 10-Q
period 2022-06-30
LINKBANCORP, Inc.
filed 2022-08-15
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 9,838,435 shares as of August 12, 2022.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$7,563	$8,620
Interest-bearing deposits with other institutions	55,433	13,970
Cash and cash equivalents	62,996	22,590
Certificates of deposit with other banks	11,088	12,828
Securities available for sale, at fair value	85,756	103,783
Securities held to maturity (Fair value of $28,290 and $0, respectively)	28,816	-
Loans held for sale	—	3,860
Loans receivable, net of allowance for loan losses of $3,890 at June 30, 2022, and $3,152 at December 31, 2021	786,516	711,664
Investments in restricted bank stock	2,567	2,685
Premises and equipment, net	7,915	5,289
Right-of-Use Asset – Premises	4,513	4,680
Bank-owned life insurance	19,012	18,787
Goodwill and other intangible assets	37,020	37,152
Deferred tax asset	5,777	4,038
Accrued interest receivable and other assets	7,909	5,407
TOTAL ASSETS	$1,059,885	$932,763
LIABILITIES
Deposits:
Demand, noninterest bearing	$184,345	$129,243
Interest bearing	718,028	642,422
Total deposits	902,373	771,665
Other borrowings	1,639	19,814
Subordinated debt	40,585	20,696
Operating lease liabilities	4,513	4,680
Accrued interest payable and other liabilities	6,004	6,285
TOTAL LIABILITIES	955,114	823,140

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock (At June 30, 2022 and December 31, 2021: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	-	-
Common stock (At June 30, 2022 and December 31, 2021: $0.01 par value; 25,000,000 shares authorized; 9,838,435 and 9,826,435 shares issued and outstanding, respectively.)	99	99
Surplus	83,070	82,910
Retained earnings	26,491	24,836
Accumulated other comprehensive (loss) income	(4,889)	1,778
TOTAL SHAREHOLDERS’ EQUITY	104,771	109,623
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,059,885	$932,763

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$8,114	$2,695	$15,877	$5,371
Investment securities and certificates of deposit:
Taxable	587	299	863	$612
Exempt from federal income tax	298	302	589	607
Other	96	37	149	67
Total interest and dividend income	9,095	3,333	17,478	6,657
INTEREST EXPENSE
Deposits	818	462	1,483	966
Other borrowings	2	4	24	11
Subordinated debt	422	-	641	—
Total interest expense	1,242	466	2,148	977
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,853	2,867	15,330	5,680
Provision for loan losses	395	44	675	91
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,458	2,823	14,655	5,589
NONINTEREST INCOME
Service charges on deposit accounts	218	147	428	341
Bank-owned life insurance	114	50	225	95
Net realized gains on the sales of debt securities, available for sale	—	—	13	0
Gain on sale of loans	153	81	333	271
Other	211	366	409	507
Total noninterest income	696	644	1,408	1,214
NONINTEREST EXPENSE
Salaries and employee benefits	3,722	1,143	7,378	2,246
Occupancy	433	113	907	275
Equipment and data processing	595	230	1,192	468
Professional fees	307	70	535	293
FDIC insurance	138	29	342	59
Bank shares tax	201	86	384	173
Other	846	421	1,604	616
Total noninterest expense	6,242	2,092	12,342	4,130
Income before income tax expense	1,912	1,375	3,721	2,673
Income tax expense	306	202	591	375
NET INCOME	$1,606	$1,173	$3,130	$2,298
EARNINGS PER SHARE, BASIC	$0.16	$0.21	$0.32	0.40
EARNINGS PER SHARE, DILUTED	$0.16	$0.21	$0.31	0.40
DIVIDENDS PAID PER SHARE	$0.075	$0.04	$0.150	$0.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	9,836,984	5,691,686	9,831,739	5,691,686
DILUTED	9,913,477	5,691,686	9,983,742	5,691,686

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In Thousands)
Net income	$1,606	$1,173	$3,130	$2,298
Components of other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities	(3,262)	500	(8,427)	(520)
Tax effect	685	(105)	1,770	108
Net of tax amount	(2,577)	395	(6,657)	(412)

Reclassification adjustment for debt securities gains realized in net income	—	—	(13)	—
Tax effect	—	—	3	—
Net of tax amount	—	—	(10)	—
Total other comprehensive (loss) income	(2,577)	395	(6,667)	(412)
Total comprehensive (loss) income	$(971)	$1,568	$(3,537)	$1,886

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2022	9,826,435	$99	$82,930	$25,623	$(2,312)	$106,340
Net income	—	—	—	1,606	—	1,606
Dividends declared ($0.075 per share)	—	—	—	(738)	—	(738)
Exercise of stock options	12,000	—	120	—	—	120
Stock option expense	—	—	20	—	—	20
Other comprehensive loss	—	—	—	—	(2,577)	(2,577)
Balance, June 30, 2022	9,838,435	$99	$83,070	$26,491	$(4,889)	$104,771

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, March 31, 2021*	5,715,950	$57	$21,604	$26,892	$2,385	$(188)	$50,750
Net income	—	—	—	1,173	—	—	1,173
Dividends declared ($0.04 per share)*	—	—	—	(242)	—	—	(242)
Other comprehensive income	—	—	—	—	395	—	395
Balance, June 30, 2021	5,715,950	$57	$21,604	$27,823	$2,780	$(188)	$52,076

* Common Stock Share, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021		9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income		-	-	-	3,130	-	3,130
Dividends declared ($0.15 per share)		-	-	-	(1,475)	-	(1,475)
Exercise of stock options		12,000	-	120	—	-	120
Stock option expense		-	-	40	-	-	40
Other comprehensive loss		-	-	-	-	(6,667)	(6,667)
Balance, June 30, 2022		9,838,435	$99	$83,070	$26,491	$(4,889)	$104,771

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	*	5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674
Net income		-	-	-	2,298	-	-	2,298
Dividends declared ($0.08 per share)		-	-	-	(484)	-	-	(484)
Other comprehensive loss		-	-	-	-	(412)	-	(412)
Balance, June 30, 2021		5,715,950	$57	$21,604	$27,823	$2,780	$(188)	$52,076

* Common Stock Shares, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$3,130	$2,298
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	675	91
Depreciation	384	109
Amortization of intangible assets	132	27
(Accretion) amortization of premiums and (discounts), net	(683)	750
Origination of loans to be sold	(3,659)	(8,226)
Proceeds from loan sales	3,992	9,512
Gain on sale of loans	(333)	(271)
Share-based and deferred compensation	349	-
Bank-owned life insurance income	(225)	(95)
Gain on sale of debt securities, available for sale	(13)	-
Change in accrued interest receivable and other assets	(2,356)	(789)
Change in accrued interest payable and other liabilities	(590)	914
Net cash provided by operating activities	803	4,320

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	513	-
Proceeds from calls and maturities	1,150	1,155
Proceeds from principal repayments	7,271	10,804
Purchases	-	(14,192)
Investment securities held to maturity
Proceeds from principal repayments	628	-
Purchases	(29,389)	-
Purchase of certificates of deposit with other banks	-	(249)
Proceeds from redemptions of certificates of deposit with other banks	1,740	2,730
Purchase of restricted investment in bank stocks	(999)	(439)
Redemption of restricted investment in bank stocks	1,117	138
Increase in loans, net	(70,596)	(12,481)
Proceeds from death benefit under bank-owned life insurance	-	190
Purchase of premises and equipment	(3,010)	-
Net cash used for investing activities	(91,575)	(12,344)

FINANCING ACTIVITIES
Increase in deposits, net	130,708	1,176
Change in short-term borrowings, net	(18,175)	282
Proceeds from issuance of subordinated debt	20,000	—
Repayments of other borrowings	—	(1,120)
Issuance of shares from exercise of stock options	120	—
Dividends paid	(1,475)	(484)
Net cash provided by (used in) financing activities	131,178	(146)
Increase (decrease) in cash and cash equivalents	40,406	(8,170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,590	33,162
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,996	$24,992

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,926	$1,032
Income taxes	$200	$425

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

[In Thousands, Except Share Data]

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations

LINKBANCORP, Inc. (the "Company" or "LINKBANCORP") is a bank holding company that operates The Gratz Bank (the "Bank"). The Company was incorporated on April 6, 2018, under the laws of the Commonwealth of Pennsylvania. The Company was formed with the intent of becoming a bank holding company through acquisition of a bank.

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

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank (the "Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution. The merger was consummated effective September 18, 2021 (collectively, the "Merger"). Additionally, as part of the Merger, the Company acquired 100% ownership of GNB Investments, Inc., a Delaware investment company which was wholly-owned by GNB Financial Services, Inc. at the time of Merger.

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its ten Solutions Centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties within Pennsylvania. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

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

The Company’s results of operations for the first half of 2022 include the results of operations of the combined company after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of GNBF and do not include the results of operations of LINKBANCORP. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of GNBF common stock in the Merger. The assets and liabilities of LINKBANCORP as of the Merger Date have been recorded at their estimated fair value and added to those of GNBF. See Note 2. Merger for further information.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2022 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. This model is also applicable to off-balance sheet credit exposures not

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the amendments in ASU 2016-03 require credit losses on available-for-sale debt securities to be presented as a valuation allowance rather than as a direct write down. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on these financial instruments. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 and has individuals from multiple disciplines working with a third-party vendor solution to assist with the application of ASU 2016-13, which includes historical data validation, methodology selection, and the development of policies, procedures and appropriate internal controls. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements, but recognizes that the impact of adoption and implementation could be material to the consolidated financial statements and related footnote disclosures. The Company anticipates the magnitude of the adoption of ASU 2016-13 and its related amendments will be influenced by the composition, characteristics, and quality of its loan and investment securities portfolios, and economic conditions and forecasts as of the date of adoption. For debt securities with other-than-temporary impairment ("OTTI"), the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchased credit deteriorated ("PCD") assets at the date of adoption. The asset will be grossed up for the allowance for expected losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in the expected credit losses will be recorded through the allowance.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted ASU 2016-13 and its related amendments. The amendments require that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan, and introduce new requirements related to modifications made to borrowers experiencing financial difficulty. The amendments also require public business entities to disclose current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022. For entities that have not adopted ASU 2016-13, the amendments in this update are effective at the time the entity adopts ASU 2016-13. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

2. MERGER

Effective September 18, 2021 the Company completed its merger with GNBF by acquiring 100% of the outstanding common shares of GNBF.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Pursuant to the Merger Agreement, GNBF merged with and into LINKBANCORP with LINKBANCORP as the surviving corporation. Additionally, LINKBANK, the wholly owned subsidiary of LINKBANCORP merged with and into The Gratz Bank, a wholly owned subsidiary of GNBF with The Gratz Bank as the surviving bank subsidiary of the Company. This transaction, in total, is herein referred to as the Merger.

The Merger constituted a business combination and was accounted for as a reverse acquisition using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805 Business Combinations. As such, GNBF was the accounting acquirer and LINKBANCORP was the accounting acquiree and the historical financial statements of the combined company are the historical financial statements of GNBF.

Under the Merger Agreement, GNBF shareholders had the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINKBANCORP common shares for each share they owned. The Merger agreement provided for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNBF common shares outstanding be exchanged for LINKBANCORP common stock. The Merger was effective on September 18, 2021, with the GNBF shareholders collectively electing to receive cash for 14.865% of their shares and LINKBANCORP common shares for 85.135% of existing GNBF shares. These elections resulted in LINKBANCORP issuing 4.85 million common shares to GNBF shareholders which represented approximately 49.4% of the post-merger outstanding common shares of the Company.

In accordance with FASB ASC 805-40-30-2, the fair value consideration of a reverse acquisition is determined based on a number of hypothetical equity interest the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.

The total fair value consideration was $71.5 million which consisted of $54.0 million for the fair value of common stock issued, $10.1 million in cash consideration and $7.4 million for the fair value of LINKBANCORP options and warrants. The consideration assigned to cash and common stock in this reverse acquisition was determined based on the hypothetical number of equity interests that GNBF would have had to issue to give LINKBANCORRP shareholders a 50.62% ownership, the same percentage equity interest in the combined entity that results from the reverse acquisition. The allocation of the consideration assigned to cash and common stock was allocated between the actual cash to be paid by the legal acquirer with the resultant amount being assigned to common equity.

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

Pursuant to the accounting requirements, the Company assigned a fair value to the assets acquired and liabilities assumed of LINKBANCORP ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of LINKBANCORP were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

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

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment for the acquired loan portfolio. The three fair value adjustments employed were for loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments and for ASC 310-30 purchased credit impaired loans a specific credit fair value adjustment was made. The acquired loans were recorded at fair value at the acquisition date without carryover of LINKBANCORP's previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with an unpaid principal balance of $425.0 million.

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

Facilities Leases

The Company assumed leases on four facilities of LINKBANCORP. The Company believed that the current lease costs were at market terms therefore no fair value adjustment is needed. LINKBANCORP did not operate any owned facilities.

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

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of GNBF and LINKBANCORP as if the Merger occurred as of January 1, 2021 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2021. Merger related expenses incurred by the Company during the three and six months ended June 30, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had GNBF merged with LINKBANCORP at the beginning of 2021. The pro forma amounts for the three and six months ended June 30, 2021 do not reflect the anticipated cost savings that had not yet been realized.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2021
Net interest income	$7,381	$13,737
Non-interest income	803	1,483
Net income	2,280	6,502
Basic earnings per common share	$0.23	$0.66
Diluted earnings per common share	$0.22	$0.64

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	June 30, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$706	$-	$(13)	$693
Obligations of state and political subdivisions	44,389	50	(3,446)	40,993
Mortgage-backed securities in government-sponsored entities	46,847	3	(2,780)	44,070
	$91,942	$53	$(6,239)	$85,756
Held to Maturity:
Corporate debentures	$9,993	$—	$(241)	$9,752
Structured mortgage-backed securities	18,823	-	(285)	18,538
	$28,816	$—	$(526)	$28,290

	December 31, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$1,099	$-	$(15)	$1,084
Obligations of state and political subdivisions	46,115	2,405	(38)	48,482
Mortgage-backed securities in government-sponsored entities	54,239	382	(404)	54,217
	$101,453	$2,787	$(457)	$103,783

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$693	$(13)	$693	$(13)
Obligations of state and political subdivisions	35,196	(3,326)	313	(120)	35,509	(3,446)
Mortgage-backed securities in government-sponsored entities	32,614	(1,808)	10,603	(972)	43,217	(2,780)
	$67,810	$(5,134)	$11,609	$(1,105)	$79,419	$(6,239)
Held to Maturity:
Corporate debentures	$9,752	$(241)	$-	$-	$9,752	$(241)
Structured mortgage-backed securities	18,538	(285)	-	-	18,538	(285)
	$28,290	$(526)	$—	$—	$28,290	$(526)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$1,084	$(15)	$1,084	$(15)
Obligations of state and political subdivisions	3,189	(38)	-	-	3,189	(38)
Mortgage-backed securities in government-sponsored entities	23,420	(266)	4,687	(102)	28,107	(368)
	$26,609	$(304)	$5,771	$(117)	$32,380	$(421)

The Company reviews its position quarterly and believes that as of June 30, 2022 and December 31, 2021, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 162 and 41 available for sale debt securities with unrealized losses at June 30, 2022 and December 31, 2021, respectively. There were 9 and zero held to maturity debt securities with unrealized losses at June 30, 2022 and December 31, 2021, respectively. The

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

As of June 30, 2022, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$95	$95	$-	$-
Due after one year through five years	5,554	5,535	3,000	2,965
Due after five years through ten years	11,983	11,532	6,993	6,787
Due after ten years	29,872	26,757	-	-
Mortgage-backed securities and Collateralized Mortgage Obligations	44,438	41,837	18,823	18,538
	$91,942	$85,756	$28,816	$28,290

The following table summarizes sales of debt securities for the three and six months ended June 30, 2022. There were no sales of debt securities for the three and six months ended June 30, 2021.

(In Thousands)	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Proceeds	$—	$513
Gross gains	—	13
Gross losses	—	—
Net gain	$—	$13

The Company had pledged debt securities with a carrying value of $37,869 and $45,300 to secure public monies as of June 30, 2022 and December 31, 2021, respectively.

4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	June 30, 2022	December 31, 2021
Agriculture loans	$7,710	$9,341
Commercial loans	88,452	98,604
Paycheck Protection Program ("PPP") loans	2,527	23,774
Commercial real estate loans	435,588	338,749
Residential real estate loans	241,401	231,302
Consumer and other loans	8,689	7,087
Municipal loans	5,814	6,182
	790,181	715,039
Deferred costs (fees)	225	(223)
Allowance for loan losses	(3,890)	(3,152)
Total	$786,516	$711,664

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate. In the normal course of business, the Company extends loans to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. The balance of these loans and extensions of credit totaled $2,785 and $10,631 as of June 30, 2022 and December 31, 2021, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at June 30, 2022 and December 31, 2021.

The following table summarizes the activity in the allowance for loan losses by loan class for the three month periods ended June 30, 2022 and 2021.

	Agriculture Loans	Commercial Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$20	$585	$1,070	$1,728	$13	$15	$12	$3,443
Charge-offs	-	(1)	(1)	-	-	-	-	(2)
Recoveries	-	5	-	49	—	-	-	54
Provision	(3)	(83)	717	(230)	8	(2)	(12)	395

Ending balance	$17	$506	$1,786	$1,547	$21	$13	$0	$3,890

	For the Three Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$105	$315	$315	$1,674	$24	$18	$336	$2,787
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	19	—	25	—	—	—	44
Provision	(7)	18	25	(29)	(1)	(2)	40	44
Ending balance	$98	$352	$340	$1,670	$23	$16	$376	$2,875

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the activity in the allowance for loan losses by loan class for the six month periods ended June 30, 2022 and 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	-	(1)	(1)	-	-	-	-	(2)
Recoveries	—	7	—	56	2	—	—	65
Provision	(6)	(82)	988	(143)	(3)	(2)	(77)	675
Ending balance	$17	$506	$1,786	$1,547	$21	$13	$0	$3,890
	For the Six Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789
Charge-offs	—	—	—	(49)	(3)	—	—	(52)
Recoveries	—	19	—	27	1	—	—	47
Provision	(22)	43	26	(10)	(10)	(2)	66	91
Ending balance	$98	$352	$340	$1,670	$23	$16	$376	$2,875

The increase in the allowance for loan losses allocated to the commercial real estate loans can be attributed to the risk associated with the increased balances in commercial real estate loans. The decreased allocation in the allowance for loan losses allocated to residential real estate loans can be attributed to an increased balance of loans individually assessed for impairment as of June 30, 2022, which required no reserve based on the estimated recoverable value of collateral in comparison to the outstanding balance due on these credits. Please see the "Credit Quality Information" section below for further details.

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at June 30, 2022 and December 31, 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of June 30, 2022
Allowance for loan losses:
Ending balance	$17	$506	$1,786	$1,547	$21	$13	$0	$3,890
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$17	$506	$1,786	$1,547	$21	$13	$0	$3,890
Loans:
Ending balance	$7,710	$90,979	$435,588	$241,401	$8,689	$5,814		$790,181
Ending balance: individually evaluated for impairment	$200	$2,451	$2,501	$3,145	$—	$—		$8,297
Ending balance: loans acquired with deteriorated credit quality	$—	$601	$4,369	$597	$—	$—		$5,567
Ending balance: collectively evaluated for impairment	$7,510	$87,927	$428,718	$237,659	$8,689	$5,814		$776,317

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2021
Allowance for loan losses:
Ending balance	$23	$582	$799	$1,634	$22	$15	77	$3,152
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$23	$582	$799	$1,634	$22	$15	77	$3,152
Loans:
Ending balance	$9,341	$122,378	$338,749	$231,302	$7,087	$6,182		$715,039
Ending balance: individually evaluated for impairment	$-	$42	$-	$709	$-	$-		$751
Ending balance: loans acquired with deteriorated credit quality	$-	$512	$4,394	$650	$-	$-		$5,556
Ending balance: collectively evaluated for impairment	$9,341	$121,824	$334,355	$229,943	$7,087	$6,182		$708,732

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $5,249 and $5,556 at June 30, 2022 and December 31, 2021, respectively.

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

The following table provides activity for the accretable yield of PCI loans for the three and six months ended June 30, 2022:

(In Thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Accretable yield, beginning of period	$206	$307
Additions	—	—
Accretion of income	(25)	(126)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$181	$181

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2022 and December 31, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of June 30, 2022 and December 31, 2021:

(In Thousands)		Special
As of June 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$7,510	$-	$200	$-	$7,710
Commercial and PPP loans	86,141	1,785	3,053	-	90,979
Commercial real estate loans	428,458	310	4,743	2,077	435,588
Residential real estate loans	236,123	1,453	3,202	623	241,401
Consumer loans	8,689	-	-	-	8,689
Municipal loans	5,814	-	-	-	5,814
Total	$772,735	$3,548	$11,198	$2,700	$790,181

(In Thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$9,341	$-	$-	$-	$9,341
Commercial and PPP	117,918	3,757	703	-	122,378
Commercial real estate loans	332,156	2,077	4,516	-	338,749
Residential real estate loans	228,664	1,657	981	-	231,302
Consumer loans	7,087	-	-	-	7,087
Municipal loans	6,182	-	-	-	6,182
Total	$701,348	$7,491	$6,200	$-	$715,039

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past-due loans.

	June 30, 2022
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$154	$-	$-	$154	$7,556	$-	$7,710	$-
Commercial and PPP loans	-	21	-	21	90,958	-	90,979	-
Commercial real estate loans	460	140	-	600	430,623	4,365	435,588	-
Residential real estate loans	1,467	210	338	2,015	239,386	-	241,401	-
Consumer loans	15	2	-	17	8,672	-	8,689	-
Municipal loans		-	-	-	5,814	-	5,814	-
Total	$2,096	$373	$338	$2,807	$783,009	$4,365	$790,181	$-

	December 31, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$83	$-	$-	$83	$9,258	$-	$9,341	$-
Commercial and PPP loans	66	-	-	66	121,800	512	122,378	-
Commercial real estate loans	245	-	-	245	334,110	4,394	338,749	-
Residential real estate loans	1,427	211	869	2,507	228,145	650	231,302	762
Consumer loans	31	2	-	33	7,054	-	7,087	-
Municipal loans	-	-	-	-	6,182	-	6,182	-
Total	$1,852	$213	$869	$2,934	$706,549	$5,556	$715,039	$762

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

	As of June 30, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$200	$200	$—
Commercial loans	2,451	2,471	—
Commercial real estate loans	2,501	2,501	—
Residential real estate loans	3,145	3,269	—
Consumer loans	—	—	—
Municipal loans	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
Total
Agriculture loans	$200	$200	$—
Commercial loans	2,451	2,471	—
Commercial real estate loans	2,501	2,501	—
Residential real estate loans	3,145	3,269	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$8,297	$8,441	$—

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	For the Three Months Ended June 30,
	2022		2021
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$237	$3	$—	$—
Commercial loans	4,706	66	—	—
Commercial real estate loans	455	4	—	—
Residential real estate loans	3,143	23	213	4
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	8,541	96	213	4
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—		—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	-	-	-	-
Total	$8,541	$96	$213	$4

	For the Six Months Ended June 30,
	2022		2021
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$242	$6	$—	$—
Commercial loans	4,935	132	—	—
Commercial real estate loans	461	9	—	—
Residential real estate loans	3,171	48	225	8
Consumer loans	—		—	—
Municipal loans	—		—	—
	$8,809	$195	$225	$8
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	-	-	-	-
Total	$8,809	$195	$225	$8

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents nonaccrual loans by classes of the loan portfolio:

(In Thousands)	June 30, 2022	December 31, 2021
Commercial loans	$36	$39
Commercial real estate loans	137	144
Residential real estate loans	1,321	449
Consumer loans	—	2
Total	$1,494	$634

Approximately $435,588 or 55.1% of the Bank’s loan portfolio was in commercial real estate loans at June 30, 2022. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Bank mitigates this risk through conservative underwriting policies and procedures. In addition, $165,203 of real estate-commercial loans were owner occupied properties as of June 30, 2022. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.

At June 30, 2022 and December 31, 2021, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0 and $1,120, respectively.

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

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of June 30, 2022 and December 31, 2021, the Company had no loans identified as TDRs. There were also no new loan modifications during the periods that were considered TDRs.

6.
DEPOSITS

Deposit accounts are summarized as follows:

	June 30, 2022		December 31, 2021
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$184,345	20.43%	$129,243	16.75%
Demand, interest-bearing	269,493	29.86	256,258	33.21
Money market and savings	235,411	26.09	205,843	26.68
Time deposits, $250 and over	55,507	6.15	56,266	7.29
Time deposits, other	157,617	17.47	124,055	16.08
	$902,373	100.0%	$771,665	100.0%

Within time deposits, other, there were $20,000 and $0 in brokered deposits outstanding at June 30, 2022 and December 31, 2021, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

7.
BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings and subordinated debt was as follows:

(in Thousands)	June 30, 2022	December 31, 2021
Long-term FHLB advances	$—	$—
Subordinated Debt	40,585	20,696
Federal Reserve PPPLF	1,639	19,814
Total	$42,224	$40,510

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the “Agreements”) with certain institutional accredited investors (the “Purchasers”) and, pursuant to the Agreements, issued to the Purchasers $20,000 in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”). The investors included a related party entity that is controlled by a member of the Board of Directors of the Company, which purchased $7,000 in principal amount of the note. During the three months ended June 30, 2022, the Company contributed $15,000 of the subordinated note proceeds to the Bank as equity capital, the impact of which, can be seen within Note 10 Regulatory Capital Requirements later in this document.

The Notes are intended to qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board.

The Notes, which mature on April 15, 2032, bear interest at a fixed annual rate of 4.50% for the period up to but excluding April 15, 2027 (the “Fixed Interest Rate Period”). From April 15, 2027 until maturity or redemption (the “Floating Interest Rate Period”), the interest rate will adjust to a floating rate equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate (SOFR), plus 203 basis points. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period. The Notes constitute unsecured and subordinated obligations of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Company cannot redeem the Notes before the fifth anniversary of the issuance date.

The Agreements and Notes contain customary subordination provisions, representations and warranties, covenants, and events of default.

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51,000 at June 30, 2022. There were no borrowings under these lines of credit at June 30, 2022 and December 31, 2021.

8.
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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At June 30, 2022		At December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$62,996	$62,996	$22,590	$22,590
Certificates of deposit with other banks (Level 3)	11,088	11,088	12,828	12,828
Securities held to maturity (Level 2)	28,816	28,290	—	—
Loans (Level 3)	786,516	774,687	711,664	705,706
Accrued interest receivable (Level 1)	3,797	3,797	3,022	3,022
Restricted investments in bank stock (Level 1)	2,567	2,567	2,685	2,685
Cash surrender value of life insurance (Level 1)	19,012	19,012	18,787	18,787
Financial liabilities:
Non-maturity deposits (Level 1)	689,249	689,249	591,344	591,344
Time Deposits (Level 3)	213,124	210,984	180,321	180,485
Other borrowings (Level 3)	1,639	1,639	19,814	19,819
Subordinated Notes (Level 3)	40,585	38,026	20,696	20,696
Accrued interest payable (Level 1)	325	325	103	103

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	June 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$693	$—	$693
Obligations of state and political subdivisions	—	40,993	—	40,993
Mortgage backed securities	—	44,070	—	44,070
Total	$—	$85,756	$—	$85,756

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$1,084	$—	$1,084
Obligations of state and political subdivisions	—	48,482	—	48,482
Mortgage backed securities	—	54,217	—	54,217
Total	$—	$103,783	$—	$103,783

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2022 and December 31, 2021 are presented in the table below.

	June 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,297	$8,297

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$751	$751
Loans Held for Sale	$—	$—	$3,860	$3,860

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	June 30, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$8,297	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$751	Appraisal of collateral	(1)	Liquidation expenses	10%
Loans Held for Sale	$3,860	Appraisal of collateral	(1)	Liquidation of collateral	15%

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

9.
STOCK-BASED COMPENSATION

On May 14, 2019, the Company’s shareholders approved the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP or its subsidiaries are eligible to receive awards under the plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The table below provides details of the Company's stock options at June 30, 2022.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2021	421,500	$10.46	7.9	$780
Granted	—
Expired/terminated	(5,600)	12.00	8.3
Exercised	(12,000)	10.00	—
Outstanding, June 30, 2022	403,900	$10.86	7.4	$—
Exercisable at period end	195,700	$10.08	7.1	$—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The exercise prices for options outstanding as of June 30, 2022 ranged from $10.00 to $14.50. Because the stock options issued by the Company historically relate to LINKBANK employees and given the reverse acquisition accounting described in Note 1 paired with the timing of the Merger between the Company and GNBF, the Company recognized no compensation expense during the six months ended June 30, 2021. The Company recognized compensation expense of $39 during the six months ended June 30, 2022. At June 30, 2022, the total unrecognized stock-based compensation costs totaled $169 and will be recognized ratably as expense through December 31, 2026.

On May 26, 2022, the Company's shareholders approved the LINKBANCORP, Inc. 2022 Equity Incentive Plan (the "2022 Equity Incentive Plan"). The Plan authorizes the issuance or delivery to participants of up to 475,000 shares of the Company's common stock pursuant to grants of restricted stock, restricted stock units, stock options, and non-qualified stock options. The Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). At least 95% of the awards under the 2022 Equity Incentive Plan will vest no earlier than one year after the grant date.

10.
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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of June 30, 2022, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of June 30, 2022 and December 31, 2021 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	June 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$101,598	12.42%	$81,355	11.50%
For capital adequacy purposes	65,422	8.00	56,578	8.00
To be well capitalized	81,777	10.00	70,722	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$97,654	11.94%	$77,904	11.02%
For capital adequacy purposes	49,066	6.00	42,433	6.00
To be well capitalized	65,422	8.00	56,578	8.00
Common equity
(to risk-weighted assets)
Actual	$97,654	11.94%	$77,904	11.02%
For capital adequacy purposes	36,800	4.50	31,825	4.50
To be well capitalized	53,155	6.50	45,969	6.50
Tier 1 capital
(to average assets)
Actual	$97,654	10.10%	$77,904	8.85%
For capital adequacy purposes	38,657	4.00	35,230	4.00
To be well capitalized	48,321	5.00	44,038	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2022 and December 31, 2021, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

June 30, 2022 and December 31, 2021, the Company has a reserve related to credit losses for off-balance sheet instruments of $54, which is included in other liabilities.

At June 30, 2022 and December 31, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	June 30, 2022	December 31, 2021
Unfunded commitments under lines of credit:
Home equity loans	$36,193	$17,774
Commercial real estate, construction, and land development	29,012	20,609
Commercial and industrial	115,107	100,440
Other	8,797	6,244
Total	$189,109	$145,067

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

12.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,606	$1,173	$3,130	$2,298
Basic weighted average common shares outstanding	9,836,984	5,691,686	9,831,739	5,691,686
Net effect of dilutive stock options and warrants	76,493	—	152,003	—
Diluted weighted average common shares outstanding	9,913,477	5,691,686	9,983,742	5,691,686
Net income per common share:
Basic	$0.16	$0.21	$0.32	$0.40
Diluted	$0.16	$0.21	$0.31	$0.40

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the three and six months ended June 30, 2022. There were no dilutive securities outstanding during the first six months of 2021. For the three and six months ended June 30, 2022 and 2021, the Company had no securities that were excluded from the calculation of diluted weighted average common shares because their inclusion would have been anti-dilutive.

Share-based compensation awards	195,700
Warrants	1,537,484
Total dilutive securities	1,733,184

13.
SUBSEQUENT EVENT

During July 2022, to accommodate growth, the Company took occupancy of an office lease for a new corporate headquarters, located in Camp Hill, Pennsylvania. The office space consists of approximately 24,000 square feet, and the lease expires on June 30, 2032, with two additional five year renewal options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Completion of Merger
•
Overview and Strategy
•
Financial Highlights
•
Comparison of Financial Condition at June 30, 2022 and December 31, 2021
•
Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021.
•
Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021.
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
•
our ability to retain key employees and our existing customers;
•
a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•
political instability or civil unrest;
•
acts of war or terrorism;
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

Financial Highlights

The following is a summary of the financial highlights as of and for the three and six months ended June 30, 2022:

•
Net Income and Net Income Per Share - Net income was $1.6 million for the three months ended June 30, 2022, a $433 thousand increase from $1.2 million for the same period in 2021. Net income was $3.1 million for the six months ended June 30, 2022, a $832 thousand increase from $2.3 million for the six months ended June 30, 2021. Diluted net income per share was $0.16 and $0.31 for the three and six months ended June 30, 2022, respectively, compared to $0.21 and $0.40 per diluted share for the comparable periods in 2021.
•
Net Interest Income - Net interest income before provision for loan losses increased $5.0 million or 173.9% for the three months ended June 30, 2022 compared to the same period in 2021. Net interest income before provision for loan losses increased $9.7 million or 169.9% for the six months ended June 30, 2022 compared to the same period in 2021. Net interest margin for the second quarter of 2022 totaled 3.38%, representing a 65 basis points increase over the same period in 2021. Net interest margin for the first six months of 2022 totaled 3.39%, representing a 66 basis points increase over the same period in 2021. The primary driver for the growth in net interest income was the increased net interest earning assets as a result of the Merger as well as significant organic loan growth since the closing of the Merger. Since September 30, 2021, the Company has grown gross loans by $121.5 million.
•
Loan Growth - Total gross loans held for investment grew by $71.7 million during the first six months of 2022 to $790.4 million at June 30, 2022, equating to an annualized growth rate of approximately 20.0%.

•
Deposit Growth - Total deposits grew by $130.7 million during the first six months of 2022 to $902.4 million at June 30, 2022, equating to an annualized growth rate of approximately 34.0%.
•
Subordinated Deb Issuance Completed- On April 8, 2022, the Company completed a $20.0 million private placement of Fixed-to-Floating Rate Subordinated Notes due 2032 and contributed $15.0 million of additional capital to the Bank.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets at June 30, 2022, were $1.06 billion, an increase of $126.2 million, or 14%, from $932.8 million at December 31, 2021. The increase in total assets was primarily due to an increase in cash and cash equivalents of $40.4 million, from $22.6 million at December 31, 2021 to $63.0 million at June 30, 2022, an increase in securities held to maturity from $0 to $28.8 million at June 30, 2022, and an increase in loans receivable, net, of $74.9 million, or 10.5%, from $711.7 million at December 31, 2021 to $786.5 million at June 30, 2022. These increases were partially offset by a decrease in Securities available for sale of $18.0 million, or 17.4%, from $103.8 million at December 31, 2021 to $85.8 million at June 30, 2022.

Cash and cash equivalents increased $40.4 million, or 179%, from $22.6 million at December 31, 2021 to $63.0 million at June 30, 2022. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $130.7 million;
•
Cash received from investment securities (calls, maturities, and principal repayments) of $9.6 million;
•
Proceeds from the issuance of subordinated debt of $20.0 million; and
•
Cash provided by operating activities of $803 thousand

Primary Cash Outflows

•
Repayments of borrowings of $18.2 million;
•
Net increase in cash funding of loans receivable of $70.6 million;
•
Purchase of investment securities held to maturity of $29.4 million; and
•
Payment of dividends of $1.5 million

Securities available-for-sale decreased by $18.0 million, or 17.4%, to $85.8 million at June 30, 2022 from $103.8 million at December 31, 2021. The decrease was due to a decrease in fair value of our holdings of $8.6 million, calls/sales/repayments totaling $8.9 million, and net amortization of premiums and discounts of $0.5 million. In addition, we purchased investment securities classified as held-to-maturity of $29.4 million during the first half of 2022.

Net loans receivable increased during the six months ended June 30, 2022 as shown in the table below:

(dollars in thousands)	June 30, 2022	December 31, 2021	Change	%
Agriculture loans	$7,710	$9,341	$(1,631)	(17.46)%
Commercial loans	88,452	98,604	(10,152)	(10.30)%
Paycheck Protection Program ("PPP") loans	2,527	23,774	(21,247)	(89.37)%
Commercial real estate loans	435,588	338,749	96,839	28.59%
Residential real estate loans	241,401	231,302	10,099	4.37%
Consumer loans	8,689	7,087	1,602	22.60%
Municipal loans	5,814	6,182	(368)	(5.95)%
Total Loans	790,181	715,039	75,142	10.51%
Deferred fees	225	(223)	448	(200.90)%
Allowance for loan losses	(3,890)	(3,152)	(738)	23.41%
Net Loans	$786,516	$711,664	$74,852	10.52%

Residential real estate loans increased $10.1 million during the first half of 2022 with $23.8 million related to new loan originations of mortgage loans for investment properties partially offset by normal principal amortization and payoffs. The growth in our commercial real estate loans was not attributable to any one significant loan relationship and was primarily generated in markets serviced by our

Camp Hill, Lancaster, and Delaware Valley solutions centers. The reduction in PPP loans since December 31, 2021 relate to SBA loan forgiveness of PPP loans during the first six months of 2022.

At June 30, 2022, commercial real estate loans included commercial construction loans with a balance of $26.7 million compared to $28.5 million at December 31, 2021. Residential construction loans contained within residential real estate loans totaled $9.5 million compared to $2.5 million at December 31, 2021. Total construction loans represented a 62% draw percentage at both June 30, 2022 and December 31, 2021.

The allowance for loan losses increased $738 thousand from $3.2 million at December 31, 2021 to $3.9 million at June 30, 2022. The primary driver of the increased allowance for loan losses was a provision for loan losses recognized during the six months ended June 30, 2022 of $675 thousand.

Asset quality remained strong at June 30, 2022 with non-performing loans, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, was $1.5 million or 0.19% of total gross loans. This is compared to $1.8 million of non-performing assets at December 31, 2021, which equated to 0.25% of total gross loans. Additionally, to compare our allowance for loan losses as a percentage of our gross loans outstanding, the Company also considers the credit fair value adjustment that was made to the loans acquired through the Merger, which totaled $6.1 million at June 30, 2022, in order to capture a truer picture of our overall coverage related to potential loan losses. Our allowance for loan losses and our credit fair value adjustment total $10.0 million at June 31, 2022 and represented 1.26% to our total gross loans, which is a decrease from 1.43% at December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had no other real estate owned.

Deposits grew by $130.7 million or 17%, from a total of $771.7 million at December 31, 2021 to $902.4 million at June 30, 2022. Changes in the deposit types are presented in the table below:

(in thousands)	June 30, 2022	December 31, 2021	Change	%
Demand, noninterest-bearing	$184,345	$129,243	$55,102	42.6%
Demand, interest-bearing	269,493	256,258	13,235	5.2%
Money market and savings	235,411	205,843	29,568	14.4%
Time deposits, $250,000 and over	55,507	56,266	(759)	(1.3)%
Time deposits, other	157,617	124,055	33,562	27.1%
Total deposits	$902,373	$771,665	$130,708	17%

The increase of $68.3 million in demand deposits during the first six months of 2022 was the result of new accounts opened during the first half of 2022, partially offset by net decreases in existing account balances, with new accounts contributing approximately $77.6 million in balance at June 30, 2022. Included in the time deposits balance above were brokered time deposits with a balance of $20.0 million, and $0 as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, other borrowings consisted of $1.6 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which were assumed as part of the Merger. The PPPLF is a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. At December 31, 2021, other borrowings consisted of $19.8 million in borrowings under the PPPLF. Subordinated debt with a fair value of $20.7 million was assumed as part of the Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.6 million and $20.7 million at June 30, 2022 and December 31, 2021, respectively.

Total shareholders’ equity decreased by $4.9 million, or 4.4%, from $109.6 million at December 31, 2021, to $104.8 million at June 30, 2022. The decrease was primarily attributable to a $6.7 million decrease in accumulated other comprehensive income (loss) during the first six months of 2022 as a result of decreases in fair market values of available for sale securities due to the current rising interest rate environment. This decrease to shareholders' equity was partially offset by net income for the six months ended June 30, 2022 of $3.1 million, less dividends declared of $1.5 million.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

General: Net income was $1.6 million for the three months ended June 30, 2022, or $0.16 per diluted share, an increase of $433 thousand compared to net income of $1.2 million, or $0.21 per diluted share, for the three months ended June 30, 2021.

Net income for the three months ended June 30, 2022 reflected the results of the combined company following the completion of the Merger on September 18, 2021 whereas net income for the three months ended June 30, 2021 reflected the results of GNBF prior to the Merger.

Net income for the three months ended June 30, 2022, as compared to the same prior year period was the result of an increase in net interest income before provision for loan losses of $5.0 million. This increase was partially offset by an increase in noninterest expense of $4.2 million and increases in the provision for loan losses of $351 thousand and income tax expense of $104 thousand.

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

	For the Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$60,718	$97	0.64%	$42,634	$37	0.35%
Securities
Taxable (1)	74,105	587	3.18%	94,370	299	1.27%
Tax-Exempt	45,030	377	3.36%	48,420	382	3.16%
Total Securities	119,135	964	3.28%	142,790	681	1.93%
Total Cash Equiv. and Investments	179,853	1,061	2.37%	185,424	718	1.55%
Total Loans	751,347	8,114	4.33%	235,477	2,695	4.59%
Total Earning Assets	931,200	9,175	3.95%	420,901	3,413	3.25%
Other Assets	90,361			19,105
Total Assets	$1,021,561			$440,006
Interest bearing demand	$270,844	$260	0.39%	$156,342	$254	0.65%
Money market demand	224,483	238	0.43%	78,808	18	0.09%
Time deposits	211,033	320	0.61%	72,615	190	1.05%
Total Borrowings	46,961	424	3.62%	534	4	3.00%
Total Interest-Bearing Liabilities	753,321	1,242	0.66%	308,299	466	0.61%
Non Int Bearing Deposits	152,691			76,770
Total Cost of Funds	$906,012	$1,242	0.55%	$385,069	$466	0.49%
Other Liabilities	10,489			3,099
Total Liabilities	$916,501			$388,168
Shareholders' Equity	$105,060			$51,840
Total Liabilities & Shareholders' Equity	$1,021,561			$440,008
Net Interest Income/Spread (FTE)		7,933	3.29%		2,947	2.64%
Tax-Equivalent Basis Adjustment		(80)			(80)
Net Interest Income		$7,853			$2,867
Net Interest Margin			3.38%			2.73%
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

	Three Months Ended June 30, 2022 vs. 2021 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$31	$29	$60
Securities
Taxable	449	(161)	288
Tax-Exempt	23	(28)	(5)
Total Securities	472	(189)	283
Total Loans	(153)	5,572	5,419
Total Earning Assets	350	5,412	5,762
Interest Expense:
Interest bearing demand	(101)	107	6
Money market demand	67	153	220
Time deposits	(80)	210	130
Total Borrowings	1	419	420
Total Interest-Bearing Liabilities	(113)	889	776
Change in Net Interest Income	$463	$4,523	$4,986
Net Interest Income: Net interest income increased by $5.0 million, or 174%, to $7.9 million for the three months ended June 30, 2022, compared to $2.9 million for the three months ended June 30, 2021. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as a result of the completion of the Merger. The net interest margin increased 65 basis points to 3.38% for the three months ended June 30, 2022 from 2.73% for the three months ended June 30, 2021. The provision for loan losses increased by $351 thousand from $44 thousand for the three months ended June 30, 2021 to $391 thousand for the same period in 2022.

Interest Income: Interest income increased to $9.1 million for the three months ended June 30, 2022, compared with $3.3 million for the three months ended June 30, 2021 primarily due to an increase in interest income on loans as a result of the growth in average assets, primarily loans, following the completion of the Merger. The growth in average balance of interest earning assets which increased $510.3 million to $931.2 million for the three months ended June 30, 2022 compared to $420.9 million for the comparable period in 2021 contributed $5.4 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $515.9 million to $751.3 million for the three months ended June 30, 2022 as compared to the same period in 2021 reflecting the completion of the Merger. This growth was partially offset by a decrease in average yield on loans which decreased 26 basis points on an annualized basis from 4.59% for the three months ended June 30, 2021 to 4.33% for the three months ended June 30, 2022. In general, the lower yield on the loan portfolio can be attributed to the new loan originations that occurred from June 30, 2021 through June 30, 2022. Additionally, the loans that closed during the second quarter of 2022 did not fully reflect the impact of the Federal Reserve's increase to its benchmark rate by 150 basis points over the first two quarters of 2022 as a portion of these loans had been in various stages of our approval pipeline as benchmark rates moved upward. Overall the average yield of interest earning assets increased 70 basis points on an annualized basis to 3.95% for the three months ended June 30, 2022 as compared to the same period in 2021 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of securities.

Interest Expense: Interest expense increased by $776 thousand or 167% to $1.2 million for the three months ended June 30, 2022, compared to $466 thousand for the three months ended June 30, 2021. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $445.0 million to $753.3 million for the three months ended June 30, 2022 compared to $308.3 million for the comparative period in 2021 as a result of the completion of the Merger which had the effect of increasing the average balances of deposits and borrowings. This average balance growth resulted in an increase in interest expense of $889 thousand during the three months ended June 30, 2022 as compared to the same period in 2021. The average rates paid on interest-bearing liabilities increased five basis points on an annualized basis from 0.61% for the three months ended June 30, 2021 to 0.66% for the three months ended June 30, 2022 due to the increasing interest rate environment during the current period as well as the impact of interest on $40 million in subordinated notes which were not present in the three months ended June 30, 2021.

Provision for Loan Losses: The provision for loan losses increased by $351 thousand from $44 thousand for the three months ended June 30, 2021 to $395 thousand for the three months ended June 30, 2022. During the three months ended June 30, 2022, management noted that the total amount of special mention rated loans decreased $5.5 million compared to March 31, 2022, while total substandard rated loans increased $7.5 million. The provision for the three months ended June 30, 2022 can be mostly attributed to the commercial real estate loan balances added to the pool of loans collectively evaluated for incurred losses. This increase was partially offset by a decrease in the allowance for loan losses needed for residential real estate loans which can be attributed to an increased balance of loans individually assessed for impairment for the three months ended June 30, 2022, which required no reserve based on the estimated recoverable value of collateral in comparison to the outstanding balance due on these credits.

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

Non-interest Income: Non-interest income increased by $52 thousand to $696 thousand for the three months ended June 30, 2022, from the $644 thousand recognized during the same period of 2021. The increase was the result of an increase in BOLI income of $64 thousand, an increase in service charges on deposit accounts of $71 thousand, and an increase in gain on sale of loans of $72 thousand. These increases were partially offset by a decrease in other income of $155 thousand.

Non-interest Expense: Non-interest expense increased $4.1 million or 198%, from $2.1 million for the three months ended June 30, 2021, to $6.2 million for the three months ended June 30, 2022. The increase was largely due to an increase in salaries and employee benefits expense of $2.6 million related to higher headcount from the combined company as a result of the Merger and also due to an increase in employees to facilitate loan growth and foster deposit relationships. Additionally, there was (1) an increase of $320 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense for LINKBANK locations post-merger; (2) an increase of $365 thousand in equipment and data processing expenses related to the additional costs attributed processing post-merger customer transactions over a larger account base during the second quarter of 2022 when compared to a pre-merger basis during the second quarter of 2021; (3) an increase in professional fees of $237 thousand; (4) and an increase in other expense of $425 thousand.

Income Tax Expense: Income tax expense for the three months ended June 30, 2022 totaled $306 thousand compared to income tax expense of $202 thousand for the same period in 2021. The income tax expense recognized for the three months ended June 30, 2022 was the direct result of our net income adjusted for tax free income and non-deductible expenses. We recognized an income tax expense for the three months ended June 30, 2022 at an effective tax rate of 16.0% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the three months ended June 30, 2021 which resulted in an effective tax rate of 14.6%.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

General: Net income was $3.1 million for the six months ended June 30, 2022, or $0.31 per diluted share, an increase of $832 thousand compared to net income of $2.3 million, or $0.40 per diluted share, for the six months ended June 30, 2021.

Net income for the six months ended June 30, 2022 reflected the results of the combined company following the completion of the Merger on September 18, 2021 whereas net income for the six months ended June 30, 2021 reflected the results of GNBF prior to the Merger.

Net income for the six months ended June 30, 2022, as compared to the same prior year period was the result of an increase in net interest income before provision for loan losses of $9.7 million and an increase in noninterest income of $194 thousand. These increases were partially offset by an increase in noninterest expense of $8.2 million and increases in the provision for loan losses of $584 thousand and income tax expense of $216 thousand.

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

	For the Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
Int. Earn. Cash	$60,229	$149	0.50%	$41,558	$67	0.33%
Securities
Taxable (1)	70,674	863	2.46%	94,000	612	1.31%
Tax-Exempt	45,030	746	3.34%	48,602	768	3.19%
Total Securities	115,704	1,609	2.80%	142,602	1,380	1.95%
Total Cash Equiv. and Investments	175,933	1,758	2.02%	184,160	1,447	1.58%
Total Loans	735,256	15,877	4.35%	235,779	5,371	4.59%
Total Earning Assets	911,189	17,635	3.90%	419,939	6,818	3.27%
Other Assets	88,189			19,609
Total Assets	$999,378			$439,548
Interest bearing demand	$264,527	$505	0.38%	$159,550	$535	0.68%
Money market demand	219,972	377	0.35%	77,364	37	0.10%
Time deposits	203,009	601	0.60%	73,450	394	1.08%
Total Borrowings	52,433	665	2.56%	744	11	2.98%
Total Interest-Bearing Liabilities	739,941	2,148	0.59%	311,108	977	0.63%
Non Int Bearing Deposits	142,323			73,791
Total Cost of Funds	$882,264	$2,148	0.49%	$384,899	$977	0.51%
Other Liabilities	10,347			3,924
Total Liabilities	$892,611			$388,823
Shareholders' Equity	$106,767			$50,725
Total Liabilities & Shareholders' Equity	$999,378			$439,548
Net Interest Income/Spread (FTE)		15,487	3.31%		5,841	2.64%
Tax-Equivalent Basis Adjustment		(157)			(161)
Net Interest Income		$15,330			$5,680
Net Interest Margin			3.39%			2.73%
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

	Six Months Ended June 30, 2022 vs. 2021 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$35	$47	$82
Securities
Taxable	536	(285)	251
Tax-Exempt	36	(58)	(22)
Total Securities	572	(343)	229
Total Loans	(281)	10,787	10,506
Total Earning Assets	326	10,491	10,817
Interest Expense:
Interest bearing demand	(228)	198	(30)
Money market demand	96	244	340
Time deposits	(175)	382	207
Total Borrowings	(2)	656	654
Total Interest-Bearing Liabilities	(309)	1,480	1,171
Change in Net Interest Income	$635	$9,011	$9,646

Net Interest Income: Net interest income increased by $9.65 million, or 170%, to $15.33 million for the six months ended June 30, 2022, compared to $5.68 million for the six months ended June 30, 2021. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as a result of the completion of the Merger. The net interest margin increased 66 basis points to 3.39% for the six months ended June 30, 2022 from 2.73% for the six months ended June 30, 2021. The provision for loan losses increased by $584 thousand from $91 thousand for the six months ended June 30, 2021 to $675 thousand for the same period in 2022.

Interest Income: Interest income increased to $17.5 million for the six months ended June 30, 2022, compared with $6.7 million for the six months ended June 30, 2021 primarily due to an increase in interest income on loans as a result of the growth in average assets, primarily loans, following the completion of the Merger. The growth in average balance of interest earning assets which increased $491.3 million to $911.2 million for the six months ended June 30, 2022 compared to $419.9 million for the comparable period in 2021 contributed $10.5 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $499.5 million to $735.3 million for the six months ended June 30, 2022 as compared to the same period in 2021 reflecting the completion of the Merger. This growth was partially offset by a decrease in average yield on loans which decreased 24 basis points on an annualized basis from 4.59% for the six months ended June 30, 2021 to 4.35% for the six months ended June 30, 2022. In general, the lower yield on the loan portfolio can be attributed to the new loan originations that occurred from June 30, 2021 through June 30, 2022. Additionally, the loans that closed during the first six months of 2022 did not fully reflect the impact of the Federal Reserve's increase to its benchmark rate by 150 basis points over the first two quarters of 2022 as a portion of these loans had been in various stages of our approval pipeline as benchmark rates moved upward. Overall the average yield of interest earning assets increased 63 basis points on an annualized basis to 3.90% for the six months ended June 30, 2022 as compared to the same period in 2021 due primarily to a larger concentration of interest earning assets in loans and an increase in the average yield of securities.

Interest Expense: Interest expense increased by $1.2 million or 120% to $2.1 million for the six months ended June 30, 2022, compared to $977 thousand for the six months ended June 30, 2021. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $428.8 million to $739.9 million for the six months ended June 30, 2022 compared to $311.1 million for the comparative period in 2021 as a result of (1) the completion of the Merger which had the effect of increasing the average balances of deposits and borrowings, and (2) the issuance of subordinated debt in April 2022, which had the effect of increasing the average balances of borrowings. This average balance growth resulted in an increase in interest expense of $1.5 million during the six months ended June 30, 2022 as compared to the same period in 2021. This impact of average balance growth on interest expense was partially offset by a decrease in average rates paid on interest-bearing liabilities. This resulted in a cost of funds decrease of two basis points on an annualized basis from 0.51% for the six months ended June 30, 2021 to 0.49% for the six months ended June 30, 2022 due to management's ability to generate low cost deposits as well as reduce the overall average rate paid on time deposits as renewals occurred. Offsetting this reduction in interest expense partially was the impact to interest expense of $20 million of subordinated notes acquired in the Merger as well as $20 million of new subordinated notes issued during April of 2022.

Provision for Loan Losses: The provision for loan losses increased by $584 thousand from $91 thousand for the six months ended June 30, 2021 to $675 thousand for the six months ended June 30, 2022. During the six months ended June 30, 2022, management noted that the total amount of special mention rated loans decreased $3.9 million compared to December 31, 2021, while total substandard rated loans decreased $5.0 million and doubtful rated loans increased by $2.7 million. The provision for the six months ended June 30, 2022 can be mostly attributed to the commercial real estate loan balances added to the pool of loans collectively evaluated for incurred losses. This increase was partially offset by a decrease in the allowance for loan losses needed for residential real estate loans which can be attributed to an increased balance of loans individually assessed for impairment for the six months ended June 30, 2022, which required no reserve based on the estimated recoverable value of collateral in comparison to the outstanding balance due on these credits.

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

Non-interest Income: Non-interest income increased by $194 thousand to $1.4 million for the six months ended June 30, 2022, from the $1.2 million recognized during the same period of 2021. The increase was the result of an increase in BOLI income of $130 thousand, and service charges on deposit accounts of $87 thousand. This increase was partially offset by decreases in other income of $98 thousand.

Non-interest Expense: Non-interest expense increased $8.2 million or 199%, from $4.1 million for the six months ended June 30, 2021, to $12.3 million for the six months ended June 30, 2022. The increase was largely due to an increase in salaries and employee benefits expense of $5.1 million related to higher headcount from the combined company as a result of the Merger and also due to an increase in employees to facilitate loan growth and foster deposit relationships. Additionally, the there was (1) an increase of $632 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense for LINKBANK locations post-merger; (2) an increase of $724 thousand in equipment and data processing expenses related to the additional costs attributed processing post-merger customer transactions over a larger account base during the first six months of 2022 when compared to a pre-merger basis during the same period in 2021; and (3) an increase in other expenses of $988 thousand.

Income Tax Expense: Income tax expense for the six months ended June 30, 2022 totaled $591 thousand compared to income tax expense of $375 thousand for the same period in 2021. The income tax expense recognized for the six months ended June 30, 2022 was the direct result of our net income adjusted for tax free income and non-deductible expenses. We recognized an income tax expense for the six months ended June 30, 2022 at an effective tax rate of 15.9% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the six months ended June 30, 2021 which resulted in an effective tax rate of 14.0%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of June 30, 2022, totaled $134.3 million, or 63.0% of our certificates of deposit, and 14.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At June 30, 2022, the Company had no outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $276.2 million. In addition, the Company had $51 million in available lines of credit with other banks at June 30, 2022.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2022 and December 31, 2021, the Bank met the capital requirements to be considered “well capitalized.” See Note 10 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 11 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)