Form 10-Q
period 2022-09-30
LINKBANCORP, Inc.
filed 2022-11-10
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-41505

LINKBANCORP, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	82-5130531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Camp Hill Bypass, Suite 202 Camp Hill, PA 17011 (Address of principal executive offices)

Registrant’s telephone number, including area code: (855) 569-2265

Former name, former address, and former fiscal year, if changed since last report: 3045 Market St., Camp Hill, PA 17011

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	LNKB	The NASDAQ Stock Market LLC

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 14,939,640 shares as of November 9, 2022.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$8,711	$8,620
Interest-bearing deposits with other institutions	66,085	13,970
Cash and cash equivalents	74,796	22,590
Certificates of deposit with other banks	8,358	12,828
Securities available for sale, at fair value	78,698	103,783
Securities held to maturity (Fair value of $30,915 and $0, respectively)	32,571	—
Loans held for sale	—	3,860
Loans receivable	863,969	714,816
Less: Allowance for loan losses	(4,569)	(3,152)
Net loans	859,400	711,664
Investments in restricted bank stock	3,327	2,685
Premises and equipment, net	9,087	5,289
Right-of-Use Asset – Premises	8,920	4,680
Bank-owned life insurance	19,127	18,787
Goodwill and other intangible assets	36,955	37,152
Deferred tax asset	6,378	4,038
Accrued interest receivable and other assets	7,256	5,407
TOTAL ASSETS	$1,144,873	$932,763
LIABILITIES
Deposits:
Demand, noninterest bearing	$184,857	$129,243
Interest bearing	766,853	642,422
Total deposits	951,710	771,665
Other borrowings	—	19,814
Subordinated debt	40,526	20,696
Operating lease liabilities	8,921	4,680
Accrued interest payable and other liabilities	6,774	6,285
TOTAL LIABILITIES	1,007,931	823,140

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock (At September 30, 2022 and December 31, 2021: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At September 30, 2022 and December 31, 2021: $0.01 par value; 25,000,000 shares authorized; 14,939,640 and 9,826,435 shares issued and outstanding, respectively.)	149	99
Surplus	117,698	82,910
Retained earnings	27,525	24,836
Accumulated other comprehensive (loss) income	(8,430)	1,778
TOTAL SHAREHOLDERS’ EQUITY	136,942	109,623
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,144,873	$932,763

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$9,410	$3,267	$25,287	$8,638
Investment securities and certificates of deposit:
Taxable	745	202	1,608	649
Exempt from federal income tax	268	300	857	906
Other	157	134	306	366
Total interest and dividend income	10,580	3,903	28,058	10,559
INTEREST EXPENSE
Deposits	1,389	504	2,872	1,470
Other borrowings	82	14	106	25
Subordinated debt	439	37	1,080	37
Total interest expense	1,910	555	4,058	1,532
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,670	3,348	24,000	9,027
Provision for loan losses	515	457	1,190	548
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,155	2,891	22,810	8,479
NONINTEREST INCOME
Service charges on deposit accounts	216	177	644	517
Bank-owned life insurance	156	54	381	176
Net realized gains on the sales of debt securities, available for sale	—	—	13	—
Gain on sale of loans	420	53	753	316
Other	249	87	658	549
Total noninterest income	1,041	371	2,449	1,558
NONINTEREST EXPENSE
Salaries and employee benefits	4,234	1,151	11,612	3,397
Occupancy	596	232	1,503	507
Equipment and data processing	666	335	1,858	803
Professional fees	330	75	865	264
FDIC insurance	141	90	483	150
Bank shares tax	201	87	585	260
Merger Related Expenses	—	3,864	—	3,968
Other	877	767	2,481	1,354
Total noninterest expense	7,045	6,601	19,387	10,703
Income (Loss) before income tax expense (benefit)	2,151	(3,339)	5,872	(666)
Income tax expense (benefit)	379	(542)	970	(167)
NET INCOME (LOSS)	$1,772	$(2,797)	$4,902	$(499)
EARNINGS (LOSS) PER SHARE, BASIC	$0.17	$(0.45)	$0.49	(0.08)
EARNINGS (LOSS) PER SHARE, DILUTED	$0.17	$(0.45)	$0.48	(0.08)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	10,590,079	6,274,250	10,087,341	5,888,008
DILUTED	10,590,079	6,274,250	10,136,457	5,888,008

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In Thousands)
Net income	$1,772	$(2,797)	$4,902	$(499)
Components of other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities	(4,484)	(599)	(12,909)	(1,120)
Tax effect	943	126	2,711	235
Net of tax amount	(3,541)	(473)	(10,198)	(885)

Reclassification adjustment for debt securities gains realized in net income	—	—	(13)	—
Tax effect	—	—	3	—
Net of tax amount	—	—	(10)	—
Total other comprehensive (loss) income	(3,541)	(473)	(10,208)	(885)
Total comprehensive (loss) income	$(1,769)	$(3,270)	$(5,306)	$(1,384)

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2022	9,838,435	$99	$83,070	$26,491	$(4,889)	$104,771
Net income	—	—	—	1,772	—	1,772
Dividends declared ($0.075 per share)	—	—	—	(738)	—	(738)
Issuance of shares of common stock, net proceeds	5,101,205	50	34,609	0	—	34,659
Stock option expense	—	—	19	—	—	19
Other comprehensive loss	—	—	—	—	(3,541)	(3,541)
Balance, September 30, 2022	14,939,640	$149	$117,698	$27,525	$(8,430)	$136,942

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2021*	5,715,950	$57	$21,604	$27,823	$2,780	$(188)	$52,076
Net loss	—	—	—	(2,797)	—	—	(2,797)
Dividends declared ($0.04 per share)*	—	—	—	(241)	—	—	(241)
Impact of merger with GNB Financial Services, Inc.	4,098,497	41	61,167	—	—	188	61,396
Other comprehensive loss	—	—	—	—	(473)	—	(473)
Balance, September 30, 2021	9,814,447	$98	$82,771	$24,785	$2,307	$—	$109,961

* Common Stock Share, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements.

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021		9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income		—	—	—	4,902	—	4,902
Dividends declared ($0.225 per share)		—	—	—	(2,213)	—	(2,213)
Issuance of shares of common stock, net proceeds		5,101,205	50	34,609	—	—	34,659
Exercise of stock options		12,000	—	120	—	—	120
Stock option expense		—	—	59	—	—	59
Other comprehensive loss		—	—	—	—	(10,208)	(10,208)
Balance, September 30, 2022		14,939,640	$149	$117,698	$27,525	$(8,430)	$136,942

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	*	5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674
Net loss		-	-	-	(499)	-	-	(499)
Dividends declared ($0.13 per share)		-	-	-	(725)	-	-	(725)
Impact of merger with GNB Financial Services, Inc.		4,098,497	41	61,167	-	-	188	61,396
Other comprehensive loss		-	-	-	-	(885)	-	(885)
Balance, September 30, 2021		9,814,447	$98	$82,771	$24,785	$2,307	$—	$109,961

* Common Stock Shares, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$4,902	$(499)
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	1,190	548
Depreciation	607	376
Amortization of intangible assets	197	320
(Accretion) amortization of premiums and (discounts), net	(903)	1,170
Origination of loans to be sold	(9,362)	(12,079)
Proceeds from loan sales	10,115	13,192
Gain on sale of loans	(753)	(316)
Share-based and deferred compensation	493	—
Bank-owned life insurance income	(381)	(176)
Gain on sale of debt securities, available for sale	(13)	—
Change in accrued interest receivable and other assets	(1,397)	457
Change in accrued interest payable and other liabilities	56	2,424
Net cash provided by operating activities	4,751	5,417

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	513	-
Proceeds from calls and maturities	1,150	1,380
Proceeds from principal repayments	9,748	16,332
Purchases	—	(14,192)
Investment securities held to maturity
Proceeds from principal repayments	1,826	—
Purchases	(34,389)	—
Purchase of certificates of deposit with other banks	—	(249)
Proceeds from redemptions of certificates of deposit with other banks	4,470	4,223
Purchase of restricted investment in bank stocks	(4,525)	(500)
Redemption of restricted investment in bank stocks	3,883	221
Increase in loans, net	(143,654)	(16,708)
Proceeds from death benefit under bank-owned life insurance	41	218
Purchase of premises and equipment	(4,405)	(111)
Net cash acquired through merger and acquisition	—	39,885
Net cash (used in) provided by investing activities	(165,342)	30,499

FINANCING ACTIVITIES
Increase in deposits, net	180,045	36,311
Change in short-term borrowings, net	(19,814)	—
Proceeds from issuance of subordinated debt	20,000	—
Repayments of other borrowings	—	(1,120)
Issuance of shares from exercise of stock options	120	—
Dividends paid	(2,213)	(725)
Net proceeds from issuance of common stock	34,659	—
Net cash provided by financing activities	212,797	34,466
Increase in cash and cash equivalents	52,206	70,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,590	33,162
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,796	$103,544
See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$3,243	$1,614
Income taxes	$275	$560
MERGER AND ACQUISITION CASH FLOW DISCLOSURES
Non-cash assets acquired:
Securities available for sale	—	3,111
Loans	—	415,905
Investments in restricted bank stock	—	1,039
Premises and equipment	—	2,087
Right-of-Use Asset	—	4,384
Bank-owned life insurance	—	4,784
Goodwill	—	33,179
Intangible assets	—	1,246
Deferred tax assets	—	3,591
Accrued interest receivable and other assets	—	3,868
Liabilities assumed:
Deposits	—	391,160
Other borrowings	—	33,034
Subordinated debt	—	20,740
Operating lease liabilities	—	4,384
Accrued interest payable and other liabilities	—	2,026
Net non-cash assets acquired	—	61,396
Cash and cash equivalents acquired	$—	$49,962

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

Merger with GNB Financial Services, Inc.

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

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its ten Solutions Centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties within Pennsylvania. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC. The Bank has received all required regulatory approvals to legally change its name to LINKBANK effective November 4, 2022.

Initial Public Offering

In September 2022, the Company completed its initial public offering ("IPO") whereby it issued and sold 5,101,205 shares of common stock at a public offering price of $7.50 per share. The Company received net proceeds of $34,659 after deducting underwriting discounts and commissions of $2,487 and other offering expenses of $1,114. The Company plans to use the proceeds to support the Bank's current growth, its future growth initiatives, and for general corporate purposes. The Company's common stock now trades on the Nasdaq Capital Market under the symbol "LNKB."

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

The Company’s results of operations for the first nine months of 2022 include the results of operations of the combined company after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of GNBF and do not include the results of operations of LINKBANCORP. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of GNBF common stock in the Merger. The assets and liabilities of LINKBANCORP as of the Merger Date have been recorded at their estimated fair value and added to those of GNBF. See Note 2. Merger for further information.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

practices of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2022 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Goodwill Impairment

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. In conjunction with

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

the IPO, the Company issued 5,101,205 shares of common stock and the Company's stock price subsequently decreased from an average closing price of $9.32 per share for the month of August 2022, to $7.50 per share upon completion of the IPO. In testing goodwill for impairment as of September 30, 2022, the Company determined that the fair value of its reporting unit exceeded its carrying value. Accordingly, there was no goodwill impairment at September 30, 2022.

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting and other direct and incremental fees and costs related to the Company's initial public offering, are deferred. The deferred offering costs were offset against the proceeds received from the IPO upon the closing of the offering in September 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. This model is also applicable to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the amendments in ASU 2016-03 require credit losses on available-for-sale debt securities to be presented as a valuation allowance rather than as a direct write down. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on these financial instruments. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 and has individuals from multiple disciplines working with a third-party vendor solution to assist with the application of ASU 2016-13, which includes historical data validation, methodology selection, and the development of policies, procedures and appropriate internal controls. The Company has identified ten distinct loan portfolios for which a model has been developed. During the remainder of 2022, the Company plans to perform parallel processing of our existing allowance for loan losses compared to the CECL model, perform sensitivity analysis, determine qualitative adjustments, and execute governance and approval processes. In addition, the Company will continue researching and resolving interpretive accounting issues in the ASU, evaluating and refining processes and related controls, finalizing various related accounting policies and reporting disclosures. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements, but recognizes that the impact of adoption and implementation could be material to the consolidated financial statements and related footnote disclosures. The Company anticipates the magnitude of the adoption of ASU 2016-13 and its related amendments will be influenced by the composition, characteristics, and quality of its loan and investment securities portfolios, and economic conditions and forecasts as of the date of adoption. For debt securities with other-than-temporary impairment ("OTTI"), the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchased credit deteriorated ("PCD") assets at the date of adoption. The asset will be grossed up for the allowance for expected losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in the expected credit losses will be recorded through the allowance.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, the Company records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company finalized the fair values of loans, intangible assets, other assets, income taxes, and liabilities as of September 18, 2022. The purchase price for the Merger is allocated in the table below.

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

Pro Forma Combined Results of Operations

The following pro forma financial information presents the consolidated results of operations of GNBF and LINKBANCORP as if the Merger occurred as of January 1, 2021 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2021. Merger related expenses incurred by the Company during the three and nine months ended September 30, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had GNBF merged with LINKBANCORP at the beginning of 2021. The pro forma amounts for the three and nine months ended September 30, 2021 do not reflect the anticipated cost savings that had not yet been realized.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2021
Net interest income	$6,751	$20,487
Non-interest income	514	1,970
Net income (loss)	(78)	6,483
Basic earnings (loss) per common share	$(0.01)	$0.66
Diluted earnings (loss) per common share	$(0.01)	$0.63

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	September 30, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$914	$-	$(13)	$901
Obligations of state and political subdivisions	44,352	1	(6,006)	38,347
Mortgage-backed securities in government-sponsored entities	44,102	-	(4,652)	39,450
	$89,368	$1	$(10,671)	$78,698
Held to Maturity:
Corporate debentures	$14,993	$-	$(883)	$14,110
Structured mortgage-backed securities	17,578	-	(773)	16,805
	$32,571	$-	$(1,656)	$30,915

	December 31, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$1,099	$-	$(15)	$1,084
Obligations of state and political subdivisions	46,115	2,405	(38)	48,482
Mortgage-backed securities in government-sponsored entities	54,239	382	(404)	54,217
	$101,453	$2,787	$(457)	$103,783

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$331	$(1)	$570	$(12)	$901	$(13)
Obligations of state and political subdivisions	35,929	(5,474)	1,668	(532)	37,597	(6,006)
Mortgage-backed securities in government-sponsored entities	25,466	(2,611)	13,984	(2,041)	39,450	(4,652)
	$61,726	$(8,086)	$16,222	$(2,585)	$77,948	$(10,671)
Held to Maturity:
Corporate debentures	$14,110	$(883)	$-	$-	$14,110	$(883)
Structured mortgage-backed securities	16,805	(773)	-	-	16,805	(773)
	$30,915	$(1,656)	$—	$—	$30,915	$(1,656)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$1,084	$(15)	$1,084	$(15)
Obligations of state and political subdivisions	3,189	(38)	-	-	3,189	(38)
Mortgage-backed securities in government-sponsored entities	23,420	(266)	4,687	(102)	28,107	(368)
	$26,609	$(304)	$5,771	$(117)	$32,380	$(421)

The Company reviews its position quarterly and believes that as of September 30, 2022 and December 31, 2021, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 181 and 41 available for sale debt securities with unrealized losses at September 30, 2022 and December 31, 2021, respectively. There were ten and zero held to maturity debt securities with unrealized losses at September 30, 2022 and December 31, 2021, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

As of September 30, 2022, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$133	$134	$3,000	$2,945
Due after one year through five years	6,728	6,497	11,993	11,165
Due after five years through ten years	11,958	11,000	-	-
Due after ten years	26,447	21,617	-	-
Mortgage-backed securities and Collateralized mortgage obligations	44,102	39,450	17,578	16,805
	$89,368	$78,698	$32,571	$30,915

The following table summarizes sales of debt securities for the three and nine months ended September 30, 2022. There were no sales of debt securities for the three and nine months ended September 30, 2021.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

(In Thousands)	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
Proceeds	$—	$513
Gross gains	—	13
Gross losses	—	—
Net gain	$—	$13

The Company had pledged debt securities with a carrying value of $46,316 and $45,300 to secure public monies as of September 30, 2022 and December 31, 2021, respectively.

4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	September 30, 2022	December 31, 2021
Agriculture loans	$13,977	$9,341
Commercial loans	97,542	98,604
Paycheck Protection Program ("PPP") loans	933	23,774
Commercial real estate loans	482,367	338,749
Residential real estate loans	251,832	231,302
Consumer and other loans	11,929	7,087
Municipal loans	5,404	6,182
	863,984	715,039
Deferred costs (fees)	(15)	(223)
Allowance for loan losses	(4,569)	(3,152)
Total	$859,400	$711,664

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate. In the normal course of business, the Company extends loans to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. The balance of these loans and extensions of credit totaled $4,183 and $10,631 as of September 30, 2022 and December 31, 2021, respectively. The decrease in these loans and extensions of credit was primarily due to a change in the composition of related parties during 2022.

5.
ALLOWANCE FOR LOAN LOSSES to be updated

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at September 30, 2022 and December 31, 2021.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the activity in the allowance for loan losses by loan class for the three month periods ended September 30, 2022 and 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$17	$506	$1,786	$1,547	$21	$13	$-	$3,890
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	25	—	139	—	—	—	164
Provision	21	96	427	(43)	12	2	—	515
Ending balance	$38	$627	$2,213	$1,643	$33	$15	$-	$4,569
	For the Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$98	$350	$342	$1,670	$23	$16	$376	$2,875
Charge-offs	—	—	—	(2)	—	—	—	(2)
Recoveries	—	1	—	4	—	—	—	5
Provision	31	107	21	698	(3)	13	(410)	457
Ending balance	$129	$458	$363	$2,370	$20	$29	$(34)	$3,335

The following table summarizes the activity in the allowance for loan losses by loan class for the nine month periods ended September 30, 2022 and 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	—	(1)	(1)	—	—	—	—	(2)
Recoveries	—	32	—	195	2	—	—	229
Provision	15	14	1,415	(186)	9	0	(77)	1,190
Ending balance	$38	$627	$2,213	$1,643	$33	$15	$0	$4,569
	For the Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789
Charge-offs	—	—	—	(49)	—	—	—	(49)
Recoveries	—	19	—	28	—	—	—	47
Provision	9	149	49	689	(15)	11	(344)	548
Ending balance	$129	$458	$363	$2,370	$20	$29	$(34)	$3,335

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The majority of the increase in the allowance for loan losses allocated to the commercial real estate loans can be attributed to the risk associated with an increase in our commercial real estate loan balances in relation to other loan categories. Please see the "Credit Quality Information" section below for further details.

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at September 30, 2022 and December 31, 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of September 30, 2022
Allowance for loan losses:
Ending balance	$38	$627	$2,213	$1,643	$33	$15	$0	$4,569
Ending balance: individually evaluated for impairment	$—	$—	$—	$16	$2	$—	$—	$18
Ending balance: collectively evaluated for impairment	$38	$627	$2,213	$1,627	$31	$15	$0	$4,551
Loans:
Ending balance	$13,977	$98,475	$482,367	$251,832	$11,929	$5,404		$863,984
Ending balance: individually evaluated for impairment	$100	$35	$2,410	$3,140	$2	$—		$5,687
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$4,218	$593	$—	$—		$4,811
Ending balance: collectively evaluated for impairment	$13,877	$98,440	$475,739	$248,099	$11,927	$5,404		$853,486

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2021
Allowance for loan losses:
Ending balance	$23	$582	$799	$1,634	$22	$15	77	$3,152
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$23	$582	$799	$1,634	$22	$15	77	$3,152
Loans:
Ending balance	$9,341	$122,378	$338,749	$231,302	$7,087	$6,182		$715,039
Ending balance: individually evaluated for impairment	$-	$42	$-	$709	$-	$-		$751
Ending balance: loans acquired with deteriorated credit quality	$-	$512	$4,394	$650	$-	$-		$5,556
Ending balance: collectively evaluated for impairment	$9,341	$121,824	$334,355	$229,943	$7,087	$6,182		$708,732

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $4,811 and $5,556 at September 30, 2022 and December 31, 2021, respectively.

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

The following table provides activity for the accretable yield of PCI loans for the three and nine months ended September 30, 2022:

(In Thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Accretable yield, beginning of period	$181	$307
Additions	—	—
Accretion of income	(22)	(148)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	(152)	(152)
Accretable yield, end of period	$7	$7

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2022 and December 31, 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of September 30, 2022 and December 31, 2021:

(In Thousands)		Special
As of September 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$13,877	$-	$100	$-	$13,977
Commercial and PPP loans	93,894	2,195	2,386	-	98,475
Commercial real estate loans	474,045	1,694	4,680	1,948	482,367
Residential real estate loans	246,512	1,422	3,898	-	251,832
Consumer loans	11,927	-	2	-	11,929
Municipal loans	5,404	-	-	-	5,404
Total	$845,659	$5,311	$11,066	$1,948	$863,984

(In Thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$9,341	$-	$-	$-	$9,341
Commercial and PPP	117,918	3,757	703	-	122,378
Commercial real estate loans	332,156	2,077	4,516	-	338,749
Residential real estate loans	228,664	1,657	981	-	231,302
Consumer loans	7,087	-	-	-	7,087
Municipal loans	6,182	-	-	-	6,182
Total	$701,348	$7,491	$6,200	$-	$715,039

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past-due loans at September 30, 2022 and December 31, 2021.

	September 30, 2022
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$—	$—	$—	$—	$13,977	$—	$13,977	$—
Commercial and PPP loans	18	19	13	50	98,425	-	98,475	13
Commercial real estate loans	-	-	262	262	477,887	4,218	482,367	73
Residential real estate loans	1,524	617	451	2,592	248,647	593	251,832	28
Consumer loans	24	-	2	26	11,903	-	11,929	-
Municipal loans	-	144	-	144	5,260	-	5,404	-
Total	$1,566	$780	$728	$3,074	$856,099	$4,811	$863,984	$114

	December 31, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$83	$-	$-	$83	$9,258	$-	$9,341	$-
Commercial and PPP loans	66	-	-	66	121,800	512	122,378	-
Commercial real estate loans	245	-	-	245	334,110	4,394	338,749	-
Residential real estate loans	1,427	211	869	2,507	228,145	650	231,302	762
Consumer loans	31	2	-	33	7,054	-	7,087	-
Municipal loans	-	-	-	-	6,182	-	6,182	-
Total	$1,852	$213	$869	$2,934	$706,549	$5,556	$715,039	$762

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

	As of September 30, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$100	$100	$—
Commercial loans	35	55	—
Commercial real estate loans	2,410	2,410	—
Residential real estate loans	2,966	3,006	—
Consumer loans	—	—	—
Municipal loans	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	174	175	16
Consumer loans	2	2	2
Municipal loans	—	—	—
Total
Agriculture loans	$100	$100	$—
Commercial loans	35	55	—
Commercial real estate loans	2,410	2,410	—
Residential real estate loans	3,140	3,181	16
Consumer loans	2	2	2
Municipal loans	—	—	—
	$5,687	$5,748	$18

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	For the Three Months Ended September 30,
	2022		2021
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$133	$5	$—	$—
Commercial loans	37	—	—	—
Commercial real estate loans	2,421	65	—	—
Residential real estate loans	2,986	36	138	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	5,577	106	138	—
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	174	3	—	—
Consumer loans	2	—	—	—
Municipal loans	—	—	—	—
	176	3	—	—
Total	$5,753	$109	$138	$—

	For the Nine Months Ended September 30,
	2022		2021
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$210	$8	$—	$—
Commercial loans	35	—	—	—
Commercial real estate loans	2,451	100	—	—
Residential real estate loans	3,048	57	141	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	$5,744	$165	$141	$—
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	175	5	—	—
Consumer loans	2	—	—	—
Municipal loans	—	—	—	—
	177	5	—	—
Total	$5,921	$170	$141	$—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents nonaccrual loans by classes of the loan portfolio:

(In Thousands)	September 30, 2022	December 31, 2021
Commercial loans	$36	$39
Commercial real estate loans	290	144
Residential real estate loans	1,537	449
Consumer loans	2	2
Total	$1,865	$634

The above nonaccrual loans as of September 30, 2022 excludes PCI loans with a total balance of $4,811. Management does not consider these loans to be non-performing as they are accounted for under the acrretable yield method and are performing in line with expectations as of September 30, 2022.

Approximately $482,367 or 55.8% of the Bank’s loan portfolio was in commercial real estate loans at September 30, 2022. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Bank mitigates this risk through conservative underwriting policies and procedures. In addition, $127,127 of real estate-commercial loans were owner occupied properties as of September 30, 2022. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.

At September 30, 2022 and December 31, 2021, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0 and $1,120, respectively.

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

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of September 30, 2022 and December 31, 2021, the Company had no loans identified as TDRs. There were also no new loan modifications during the three and nine months ended September 30, 2022 and 2021 that were considered TDRs.

6.
DEPOSITS

Deposit accounts are summarized as follows:

	September 30, 2022		December 31, 2021
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$184,857	19.42%	$129,243	16.75%
Demand, interest-bearing	305,934	32.15	256,258	33.21
Money market and savings	266,743	28.03	205,843	26.68
Time deposits, $250 and over	39,123	4.11	56,266	7.29
Time deposits, other	155,053	16.29	124,055	16.08
	$951,710	100.0%	$771,665	100.0%

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Within time deposits, other, there were $20,000 and $0 in brokered deposits outstanding at September 30, 2022 and December 31, 2021, respectively.

7.
BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings and subordinated debt was as follows:

(in Thousands)	September 30, 2022	December 31, 2021
Subordinated Debt	$40,526	$20,696
Federal Reserve PPPLF	—	19,814
Total	$40,526	$40,510

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the “Agreements”) with certain institutional accredited investors (the “Purchasers”) and, pursuant to the Agreements, issued to the Purchasers $20,000 in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”). The investors included a related party entity that is controlled by a member of the Board of Directors of the Company, which purchased $7,000 in principal amount of the note. During the nine months ended September 30, 2022, the Company contributed $15,000 of the subordinated note proceeds to the Bank as equity capital, the impact of which can be seen within Note 10 Regulatory Capital Requirements later in this document.

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

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51,000 at September 30, 2022. There were no borrowings under these lines of credit at September 30, 2022 and December 31, 2021.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At September 30, 2022		At December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$74,796	$74,796	$22,590	$22,590
Certificates of deposit with other banks (Level 3)	8,358	8,318	12,828	12,828
Securities held to maturity (Level 2)	32,571	30,915	—	—
Loans (Level 3)	863,969	800,085	711,664	705,706
Accrued interest receivable (Level 1)	4,058	4,058	3,022	3,022
Restricted investments in bank stock (Level 1)	3,327	3,327	2,685	2,685
Cash surrender value of life insurance (Level 1)	19,127	19,127	18,787	18,787
Financial liabilities:
Non-maturity deposits (Level 1)	757,534	757,534	591,344	591,344
Time Deposits (Level 3)	194,176	188,985	180,321	180,485
Other borrowings (Level 3)	—	—	19,814	19,819
Subordinated Notes (Level 3)	40,526	37,285	20,696	20,696
Accrued interest payable (Level 1)	917	917	103	103

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s available-for-sale investment securities are reported at fair value. These securities are valued by an independent third party. The valuations are based on market data. The valuations utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

	September 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$901	$—	$901
Obligations of state and political subdivisions	—	38,347	—	38,347
Mortgage backed securities	—	39,450	—	39,450
Total	$—	$78,698	$—	$78,698

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$1,084	$—	$1,084
Obligations of state and political subdivisions	—	48,482	—	48,482
Mortgage backed securities	—	54,217	—	54,217
Total	$—	$103,783	$—	$103,783

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2022 and December 31, 2021 are presented in the table below.

	September 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$5,687	$5,687

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$751	$751
Loans Held for Sale	$—	$—	$3,860	$3,860

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	September 30, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$5,687	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$751	Appraisal of collateral	(1)	Liquidation expenses	10%
Loans Held for Sale	$3,860	Appraisal of collateral	(1)	Liquidation of collateral	15%

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

9.
STOCK-BASED COMPENSATION

On May 14, 2019, the Company’s shareholders approved the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP common stock pursuant to grants of incentive and non-statutory stock options. The 2019 Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the 2019 Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP or its subsidiaries are eligible to receive awards under the 2019 Plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The 2019 Plan was frozen such that no new awards would be granted under the 2019 Plan following receipt of shareholder approval of the LINKBANCORP, Inc. 2022 Equity Incentive Plan described within this footnote. The table below provides details of the Company's stock options under the 2019 Plan at September 30, 2022.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2021	421,500	$10.46	7.9	$780
Granted	—
Expired/terminated	(5,600)	12.00	8.1
Exercised	(12,000)	10.00	—
Outstanding, September 30, 2022	403,900	$10.86	7.1	$—
Exercisable at period end	195,900	$10.08	6.8	$—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The exercise prices for options outstanding as of September 30, 2022 ranged from $10.00 to $14.50. Because the stock options issued by the Company historically relate to LINKBANK employees and given the reverse acquisition accounting described in Note 1 paired with the timing of the Merger between the Company and GNBF, the Company recognized no compensation expense during the three and nine months ended September 30, 2021. The Company recognized compensation expense of $19 and $59 during the three and nine months ended September 30, 2022. At September 30, 2022, the total unrecognized stock-based compensation costs totaled $146 and will be recognized ratably as expense through December 31, 2026.

On May 26, 2022, the Company's shareholders approved the LINKBANCORP, Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The 2022 Plan authorizes the issuance or delivery to participants of up to 475,000 shares of the Company's common stock pursuant to grants of restricted stock, restricted stock units, stock options, and non-qualified stock options. The 2022 Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). At least 95% of the awards under the 2022 Plan will vest no earlier than one year after the grant date. As of September 30, 2022, no awards have been granted under the 2022 Plan.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of September 30, 2022, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of September 30, 2022 and December 31, 2021 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations. The table below does not include any additional capital as a result of the initial public offering discussed in Note 1. The Company did not contribute any of the offering proceeds to the Bank during the third quarter of 2022, but did contribute $20,000 in capital to the Bank during October 2022.

	September 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$104,487	11.55%	$81,355	11.50%
For capital adequacy purposes	72,358	8.00	56,578	8.00
To be well capitalized	90,448	10.00	70,722	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$99,864	11.04%	$77,904	11.02%
For capital adequacy purposes	54,269	6.00	42,433	6.00
To be well capitalized	72,358	8.00	56,578	8.00
Common equity
(to risk-weighted assets)
Actual	$99,864	11.04%	$77,904	11.02%
For capital adequacy purposes	40,702	4.50	31,825	4.50
To be well capitalized	58,791	6.50	45,969	6.50
Tier 1 capital
(to average assets)
Actual	$99,864	9.74%	$77,904	8.85%
For capital adequacy purposes	41,015	4.00	35,230	4.00
To be well capitalized	51,269	5.00	44,038	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2022 and December 31, 2021, the Bank had not elected to be subject to the alternative framework.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of September 30, 2022 and December 31, 2021, the Company has a reserve related to credit losses for off-balance sheet instruments of $54, which is included in other liabilities.

At September 30, 2022 and December 31, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	September 30, 2022	December 31, 2021
Unfunded commitments under lines of credit:
Home equity loans	$39,052	$17,774
Commercial real estate, construction, and land development	45,134	20,609
Commercial and industrial	141,940	100,440
Other	8,785	6,244
Total	$234,911	$145,067

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

12.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$1,772	$(2,797)	$4,902	$(499)
Basic weighted average common shares outstanding	10,590,079	6,274,250	10,087,341	5,888,008
Net effect of dilutive stock options and warrants	—	—	49,116	—
Diluted weighted average common shares outstanding	10,590,079	6,274,250	10,136,457	5,888,008
Net income (loss) per common share:
Basic	$0.17	$(0.45)	$0.49	$(0.08)
Diluted	$0.17	$(0.45)	$0.48	$(0.08)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation awards	$-	$-	$-	$-
Warrants	-	-	1,537,484	-
Total dilutive securities	$-	$-	$1,537,484	$-

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation awards	$195,700	$148,200	$195,700	$148,200
Warrants	1,537,484	1,537,484	-	1,537,484
Total anti-dilutive securities	$1,733,184	$1,685,684	$195,700	$1,685,684

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Completion of Merger
•
Overview and Strategy
•
Financial Highlights
•
Comparison of Financial Condition at September 30, 2022 and December 31, 2021
•
Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021.
•
Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021.
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

The Company operates primarily through its sole subsidiary, The Gratz Bank and LINKBANK, a division of The Gratz Bank (collectively, the "Bank"), which provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. Effective November 4, 2022, the Bank will operate under one brand under the name LINKBANK. The Bank focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. The Bank offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.

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

Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York Counties, and are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

Financial Highlights

The following is a summary of the financial highlights as of and for the three and nine months ended September 30, 2022:

•
Net Income (Loss) and Net Income (Loss) Per Share - Net income was $1.8 million for the three months ended September 30, 2022, a $4.6 million increase from net loss of $2.8 million for the same period in 2021. Net income was $4.9 million for the nine months ended September 30, 2022, a $5.4 million increase from net loss of $499 thousand for the nine months ended September 30, 2021. Diluted net income (loss) per share was $0.17 and $0.48 for the three and nine months ended September 30, 2022, respectively, compared to ($0.45) and ($0.08) per diluted share for the comparable periods in 2021.
•
Net Interest Income - Net interest income before provision for loan losses increased $5.3 million or 159.3% for the three months ended September 30, 2022 compared to the same period in 2021. Net interest income before provision for loan losses increased $15.0 million or 165.9% for the nine months ended September 30, 2022 compared to the same period in 2021. Net interest margin for the third quarter of 2022 totaled 3.51%, representing a 79 basis points increase over the same period in 2021. Net interest margin for the first nine months of 2022 totaled 3.40%, representing a 67 basis points increase over the same period in 2021. The primary driver for the growth in net interest income was the increased net interest earning assets as a result of the Merger as well as significant organic loan growth since the closing of the Merger. Since September 30, 2021, the Company has grown gross loans by $195.6 million.

•
Loan Growth - Total gross loans held for investment grew by $145.3 million during the first nine months of 2022 to $864.0 million at September 30, 2022, equating to an annualized growth rate of approximately 28.0%.
•
Deposit Growth - Total deposits grew by $180.0 million during the first nine months of 2022 to $951.7 million at September 30, 2022, equating to an annualized growth rate of approximately 31.0%.
•
Subordinated Deb Issuance Completed- On April 8, 2022, the Company completed a $20.0 million private placement of Fixed-to-Floating Rate Subordinated Notes due 2032 and contributed $15.0 million of additional capital to the Bank.
•
Initial Public Offering Completed - In September 2022, the Company completed its initial public offering ("IPO") whereby it issued and sold 5,101,205 shares of common stock at a public offering price of $7.50 per share. The Company received net proceeds of $34.7 million after deducting underwriting discounts and commissions of $2.5 million and other offering expenses of $1.1 million. The Company plans to use the proceeds to support the Bank's current growth, its future growth initiatives, and for general corporate purposes. The Company's common stock now trades on the Nasdaq Capital Market under the symbol "LNKB."

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets at September 30, 2022, were $1.14 billion, an increase of $212.1 million, or 23%, from $932.8 million at December 31, 2021. The increase in total assets was primarily due to an increase in cash and cash equivalents of $52.2 million, from $22.6 million at December 31, 2021 to $74.8 million at September 30, 2022, an increase in securities held to maturity from $0 to $32.6 million at September 30, 2022, and an increase in net loans receivable of $147.7 million, or 20.8%, from $711.7 million at December 31, 2021 to $859.4 million at September 30, 2022. These increases were partially offset by a decrease in securities available for sale of $25.1 million, or 24.2%, from $103.8 million at December 31, 2021 to $78.7 million at September 30, 2022.

Cash and cash equivalents increased $52.2 million, or 231.1%, from $22.6 million at December 31, 2021 to $74.8 million at September 30, 2022. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $180.0 million;
•
Cash received from investment securities (sales, calls, maturities, and principal repayments) of $13.2 million;
•
Proceeds from the IPO of $34.7 million
•
Proceeds from the issuance of subordinated debt of $20.0 million; and
•
Cash provided by operating activities of $4.8 million

Primary Cash Outflows

•
Repayments of borrowings of $19.8 million;
•
Net increase in cash funding of loans receivable of $143.7 million;
•
Purchase of investment securities held to maturity of $34.4 million; and
•
Payment of dividends of $2.2 million

Securities available-for-sale decreased by $25.1 million, or 24.2%, to $78.7 million at September 30, 2022 from $103.8 million at December 31, 2021. The decrease was due to a decrease in fair value of our holdings of $13.0 million as a result of the increase in market interest rates, calls/sales/repayments totaling $11.4 million, and net amortization of premiums and discounts of $0.7 million. In addition, we purchased investment securities classified as held-to-maturity of $34.4 million during the first nine months of 2022.

Net loans receivable increased during the nine months ended September 30, 2022 as shown in the table below:

(dollars in thousands)	September 30, 2022	December 31, 2021	Change	%
Agriculture loans	$13,977	$9,341	$4,636	49.63%
Commercial loans	97,542	98,604	(1,062)	(1.08)%
Paycheck Protection Program ("PPP") loans	933	23,774	(22,841)	(96.08)%
Commercial real estate loans	482,367	338,749	143,618	42.40%
Residential real estate loans	251,832	231,302	20,530	8.88%
Consumer loans	11,929	7,087	4,842	68.32%
Municipal loans	5,404	6,182	(778)	(12.58)%
Total Loans	863,984	715,039	148,945	20.83%
Deferred fees	(15)	(223)	208	(93.27)%
Allowance for loan losses	(4,569)	(3,152)	(1,417)	44.96%
Net Loans	$859,400	$711,664	$147,736	20.76%

Residential real estate loans increased $20.5 million during the first nine months of 2022 with $30.8 million related to new loan originations of mortgage loans for investment properties partially offset by normal principal amortization and payoffs. The growth in our commercial real estate loans was not attributable to any one significant loan relationship and was primarily generated in markets serviced by our Camp Hill, Lancaster, and Delaware Valley solutions centers. The reduction in PPP loans since December 31, 2021 relate to SBA loan forgiveness of PPP loans during the first nine months of 2022.

At September 30, 2022, commercial real estate loans included commercial construction loans with a balance of $44.4 million compared to $28.5 million at December 31, 2021. Residential construction loans contained within residential real estate loans totaled $4.9 million compared to $2.5 million at December 31, 2021. Total construction loans represented a 66% and 62% draw percentage at September 30, 2022 and December 31, 2021, respectively.

The allowance for loan losses increased $1.4 million from $3.2 million at December 31, 2021 to $4.6 million at September 30, 2022. The primary driver of the increased allowance for loan losses was a provision for loan losses recognized during the nine months ended September 30, 2022 of $1.2 million which was primarily due to loan growth.

Asset quality remained strong at September 30, 2022 with non-performing loans, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, was $2.0 million or 0.23% of total gross loans. This is compared to $1.4 million of non-performing assets at December 31, 2021, which equated to 0.20% of total gross loans. Additionally, to compare our allowance for loan losses as a percentage of our gross loans outstanding, the Company also considers the credit fair value adjustment that was made to the loans acquired through the Merger, which totaled $5.5 million at September 30, 2022, in order to capture a truer picture of our overall coverage related to potential loan losses. Our allowance for loan losses and our credit fair value adjustment total $10.1 million at September 30, 2022 and represented 1.17% to our total gross loans, which is a decrease from 1.43% at December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had no other real estate owned.

Deposits grew by $180.0 million or 23%, from a total of $771.7 million at December 31, 2021 to $951.7 million at September 30, 2022. Changes in the deposit types are presented in the table below:

(in thousands)	September 30, 2022	December 31, 2021	Change	%
Demand, noninterest-bearing	$184,857	$129,243	$55,614	43.0%
Demand, interest-bearing	305,934	256,258	49,676	19.4
Money market and savings	266,743	205,843	60,900	29.6
Time deposits, $250,000 and over	39,123	56,266	(17,143)	(30.5)
Time deposits, other	155,053	124,055	30,998	25.0
Total deposits	$951,710	$771,665	$180,045	23.3%

The increase of $105.3 million in demand deposits during the first nine months of 2022 was the result of new accounts opened during the first nine months of 2022, partially offset by net decreases in existing account balances, with new accounts contributing approximately $119.8 million in balance at September 30, 2022. New accounts opened during the first nine months of 2022 also explains the majority of the growth in money market and savings accounts, contributing $49.9 million to the overall balance growth of $60.9 million. Included in the time deposits balance above were brokered time deposits with a balance of $20.0 million, and $0 as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, other borrowings consisted of $0 and $19.8 million, respectively, in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which were assumed as part of the Merger. The PPPLF is a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. Subordinated debt with a fair value of $20.7 million was assumed as part of the Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.5 million and $20.7 million at September 30, 2022 and December 31, 2021, respectively.

Total shareholders’ equity increased by $27.3 million, or 24.9%, from $109.6 million at December 31, 2021, to $136.9 million at September 30, 2022. The increase was primarily attributable to the net proceeds from the IPO of $34.7 million and net income of $4.9 million, less dividends of $2.2 million for the nine months ended September 30, 2022. These increases were offset by a $10.2 million decrease in accumulated other comprehensive income (loss) during the first nine months of 2022 as a result of decreases in fair market values of available for sale securities due to the current rising interest rate environment.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

General: Net income was $1.8 million for the three months ended September 30, 2022, or $0.17 per diluted share, an increase of $4.6 million compared to a net loss of $2.8 million, or ($0.45) per diluted share, for the three months ended September 30, 2021.

Net income for the three months ended September 30, 2022 reflected the results of the combined company following the completion of the Merger on September 18, 2021 whereas net loss for the three months ended September 30, 2021 reflected the results of GNBF for the period from July 1, 2021 through September 17, 2021 and the results of the combined company followed the completion of the Merger on September 18, 2021 through September 30, 2021.

Net income for the three months ended September 30, 2022, as compared to the same prior year period was the result of an increase in net interest income before provision for loan losses of $5.3 million and an increase in noninterest income of $670 thousand. These increases were partially offset by an increase in noninterest expense of $444 thousand and increases in the provision for loan losses of $58 thousand and income tax expense of $921 thousand.

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

	For the Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$30,630	$157	2.03%	$53,214	$134	1.00%
Securities
Taxable (1)	86,330	745	3.42%	72,386	202	1.11%
Tax-Exempt	39,258	339	3.43%	48,298	380	3.12%
Total Securities	125,588	1,084	3.42%	120,684	582	1.91%
Total Cash Equiv. and Investments	156,218	1,241	3.15%	173,898	716	1.63%
Total Loans (3)	824,309	9,410	4.53%	313,636	3,267	4.13%
Total Interest-Earning Assets	980,527	10,651	4.31%	487,534	3,983	3.24%
Other Assets	93,116			30,471
Total Assets	$1,073,643			$518,005
Interest bearing demand	$278,637	$400	0.57%	$168,662	$264	0.62%
Money market demand	244,107	568	0.92%	96,450	37	0.15%
Time deposits	205,792	421	0.81%	71,219	203	1.13%
Total Borrowings	52,562	521	3.93%	8,172	51	2.48%
Total Interest-Bearing Liabilities	781,098	1,910	0.97%	344,503	555	0.64%
Non Int Bearing Deposits	170,863			90,429
Total Cost of Funds	$951,961	$1,910	0.80%	$434,932	$555	0.51%
Other Liabilities	13,243			4,459
Total Liabilities	$965,204			$439,391
Shareholders' Equity	$108,439			$78,614
Total Liabilities & Shareholders' Equity	$1,073,643			$518,005
Net Interest Income/Spread (FTE)		8,741	3.34%		3,428	2.60%
Tax-Equivalent Basis Adjustment		(71)			(80)
Net Interest Income		$8,670			$3,348
Net Interest Margin			3.51%			2.72%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2022 vs. 2021 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$80	$(57)	$23
Securities
Taxable	503	40	543
Tax-Exempt	30	(71)	(41)
Total Securities	533	(31)	502
Total Loans	831	5,312	6,143
Total Interest-Earning Assets	1,444	5,224	6,668
Interest Expense:
Interest bearing demand	(35)	171	136
Money market demand	474	57	531
Time deposits	(166)	384	218
Total Borrowings	192	278	470
Total Interest-Bearing Liabilities	465	890	1,355
Change in Net Interest Income	$979	$4,334	$5,313

Net Interest Income: Net interest income increased by $5.3 million, or 159%, to $8.7 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as a result of the completion of the Merger. The net interest margin increased 79 basis points to 3.51% for the three months ended September 30, 2022 from 2.72% for the three months ended September 30, 2021. The provision for loan losses increased by $58 thousand from $457 thousand for the three months ended September 30, 2021 to $515 thousand for the same period in 2022.

Interest Income: Interest income increased to $10.6 million for the three months ended September 30, 2022, compared with $3.9 million for the three months ended September 30, 2021 primarily due to an increase in interest income on loans as a result of the growth in average assets, primarily loans, following the completion of the Merger. The growth in average balance of interest earning assets which increased $493.0 million to $980.5 million for the three months ended September 30, 2022 compared to $487.5 million for the comparable period in 2021 contributed $5.2 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $510.7 million to $824.3 million for the three months ended September 30, 2022 as compared to the same period in 2021 reflecting the completion of the Merger. The average yield on loans increased 40 basis points on an annualized basis from 4.13% for the three months ended September 30, 2021 to 4.53% for the three months ended September 30, 2022. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Merger contributed $501 thousand to interest income during the three months ended September 30, 2022. Overall the average yield of interest earning assets increased 107 basis points on an annualized basis to 4.31% for the three months ended September 30, 2022 as compared to the same period in 2021 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of securities.

Interest Expense: Interest expense increased by $1.4 million or 244% to $1.9 million for the three months ended September 30, 2022, compared to $555 thousand for the three months ended September 30, 2021. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $436.6 million to $781.1 million for the three months ended September 30, 2022 compared to $344.5 million for the comparative period in 2021 as a result of the completion of the Merger which had the effect of increasing the average balances of deposits and borrowings. This average balance growth resulted in an increase in interest expense of $890 thousand during the three months ended September 30, 2022 as compared to the same period in 2021. The average rates paid on interest-bearing liabilities increased 33 basis points on an annualized basis from 0.64% for the three months ended September 30, 2021 to 0.97% for the three months ended September 30, 2022 due to the increasing interest rate environment during the current period as well as the impact of interest on $20 million of subordinated notes acquired in the Merger as well as $20 million of subordinated notes issued during April 2022.

Provision for Loan Losses: The provision for loan losses increased by $58 thousand from $457 thousand for the three months ended September 30, 2021 to $515 thousand for the three months ended September 30, 2022. During the three months ended September 30, 2022, management noted that the total amount of special mention rated loans increased $1.8 million compared to June 30, 2022, while total substandard rated loans decreased $132 thousand. The provision for the three months ended September 30, 2022 can be primarily attributed to the commercial real estate loan balances added to the pool of loans collectively evaluated for incurred losses.

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

Non-interest Income: Non-interest income increased by $670 thousand to $1.0 million for the three months ended September 30, 2022, from the $371 thousand recognized during the same period of 2021. The increase was the result of an increase in BOLI income of $102 thousand, an increase in service charges on deposit accounts of $39 thousand, an increase in gain on sale of loans of $367 thousand, and an increase in other income of $162 thousand.

Non-interest Expense: Non-interest expense increased $444 thousand or 6.7%, from $6.6 million for the three months ended September 30, 2021, to $7.0 million for the three months ended September 30, 2022. The increase was largely due to an increase in salaries and employee benefits expense of $3.1 million related to higher headcount from the combined company as a result of the Merger and also due to an increase in employees to facilitate loan growth and foster deposit relationships. Additionally, there was (1) an increase of $364 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense for LINKBANK locations post-merger; (2) an increase of $331 thousand in equipment and data processing expenses related to the additional processing costs attributed post-merger to customer transactions over a larger account base during the third quarter of 2022 when compared to a pre-merger basis during the third quarter of 2021; (3) an increase in professional fees of $255 thousand; (4) and an increase in other expense of $110 thousand. These increases were offset by a decrease in Merger related expenses of $3.9 million.

Income Tax (Benefit) Expense: Income tax expense for the three months ended September 30, 2022 totaled $379 thousand compared to an income tax benefit of $542 thousand for the same period in 2021 as a result of an increase in income before income tax expense. The income tax expense recognized for the three months ended September 30, 2022 was the direct result of our net income adjusted for tax free income and non-deductible expenses. We recognized an income tax expense for the three months ended September 30, 2022 at an effective tax rate of 17.6% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the three months ended September 30, 2021 which resulted in an effective tax rate of 16.2%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

General: Net income was $4.9 million for the nine months ended September 30, 2022, or $0.48 per diluted share, an increase of $5.4 million compared to a net loss of $499 thousand, or ($0.08) per diluted share, for the nine months ended September 30, 2021.

Net income for the nine months ended September 30, 2022 reflected the results of the combined company following the completion of the Merger on September 18, 2021 whereas net loss for the nine months ended September 30, 2021 reflected the results of GNBF for the period from January 1, 2021 through September 17, 2021 and the results of the combined company followed the completion of the Merger on September 18, 2021 through September 30, 2021.

Net income for the nine months ended September 30, 2022, as compared to the same prior year period was the result of an increase in net interest income before provision for loan losses of $15.0 million and an increase in noninterest income of $891 thousand. These increases were partially offset by an increase in noninterest expense of $8.7 million and increases in the provision for loan losses of $642 thousand and income tax expense of $1.1 million.

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

	For the Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$50,254	$306	0.81%	$51,665	$366	0.95%
Securities
Taxable (1)	86,590	1,608	2.48%	81,654	649	1.06%
Tax-Exempt	41,438	1,085	3.50%	46,548	1,147	3.29%
Total Securities	128,028	2,693	2.81%	128,202	1,796	1.87%
Total Cash Equiv. and Investments	178,282	2,999	2.25%	179,867	2,162	1.61%
Total Loans (3)	765,267	25,287	4.42%	262,051	8,638	4.41%
Total Interest-Earning Assets	943,549	28,286	4.01%	441,918	10,800	3.27%
Other Assets	90,970			21,729
Total Assets	$1,034,519			$463,647
Interest bearing demand	$269,282	$905	0.45%	$162,587	$800	0.66%
Money market demand	228,105	945	0.55%	79,637	73	0.12%
Time deposits	203,947	1,022	0.67%	83,495	597	0.96%
Total Borrowings	84,382	1,186	1.88%	2,236	62	3.71%
Total Interest-Bearing Liabilities	785,716	4,058	0.69%	327,955	1,532	0.62%
Non Int Bearing Deposits	151,941			78,770
Total Cost of Funds	$937,657	$4,058	0.58%	$406,725	$1,532	0.50%
Other Liabilities	11,517			4,151
Total Liabilities	$949,174			$410,876
Shareholders' Equity	$85,345			$52,771
Total Liabilities & Shareholders' Equity	$1,034,519			$463,647
Net Interest Income/Spread (FTE)		24,228	3.32%		9,268	2.65%
Tax-Equivalent Basis Adjustment		(228)			(241)
Net Interest Income		$24,000			$9,027
Net Interest Margin			3.40%			2.73%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2022 vs. 2021 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(53)	$(7)	$(60)
Securities
Taxable	920	39	959
Tax-Exempt	65	(127)	(62)
Total Securities	985	(88)	897
Total Loans	57	16,592	16,649
Total Interest-Earning Assets	989	16,497	17,486
Interest Expense:
Interest bearing demand	(423)	528	105
Money market demand	734	138	872
Time deposits	(442)	867	425
Total Borrowings	(1,155)	2,279	1,124
Total Interest-Bearing Liabilities	(1,286)	3,812	2,526
Change in Net Interest Income	$2,275	$12,685	$14,960

Net Interest Income: Net interest income increased by $15.0 million, or 166%, to $24.0 million for the nine months ended September 30, 2022, compared to $9.0 million for the nine months ended September 30, 2021. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as a result of the completion of the Merger. The net interest margin increased 67 basis points to 3.40% for the nine months ended September 30, 2022 from 2.73% for the nine months ended September 30, 2021. The provision for loan losses increased by $642 thousand from $548 thousand for the nine months ended September 30, 2021 to $1.2 million for the same period in 2022.

Interest Income: Interest income increased to $28.1 million for the nine months ended September 30, 2022, compared with $10.6 million for the nine months ended September 30, 2021 primarily due to an increase in interest income on loans as a result of the growth in average assets, primarily loans, following the completion of the Merger. The growth in average balance of interest earning assets which increased $501.6 million to $943.5 million for the nine months ended September 30, 2022 compared to $441.9 million for the comparable period in 2021 contributed $16.5 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $503.2 million to $765.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021 reflecting the completion of the Merger. The average yield on loans increased 1 basis point on an annualized basis from 4.41% for the nine months ended September 30, 2021 to 4.42% for the nine months ended September 30, 2022. In general, the flat yield on the loan portfolio can be attributed to the new loan originations that occurred from September 30, 2021 through September 30, 2022. Additionally, the loans that closed during the first nine months of 2022 did not fully reflect the impact of the Federal Reserve's increase to its benchmark rate by 300 basis points over the first nine months of 2022 as a portion of these loans had been in various stages of our approval pipeline as benchmark rates moved upward. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Merger contributed $1.6 million to interest income during the nine months ended September 30, 2022. Overall the average yield of interest earning assets increased 74 basis points on an annualized basis to 4.01% for the nine months ended September 30, 2022 as compared to the same period in 2021 due primarily to a larger concentration of interest earning assets in loans and an increase in the average yield of securities.

Interest Expense: Interest expense increased by $2.5 million or 164.9% to $4.1 million for the nine months ended September 30, 2022, compared to $1.5 million for the nine months ended September 30, 2021. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities of $457.8 million to $785.7 million for the nine months ended September 30, 2022 compared to $328.0 million for the comparative period in 2021 as a result of (1) the completion of the Merger which had the effect of increasing the average balances of deposits and borrowings, and (2) the issuance of subordinated debt in April 2022, which had the effect of increasing the average balances of borrowings. This average balance growth resulted in an increase in interest expense of $3.8 million during the nine months ended September 30, 2022 as compared to the same period in 2021. This resulted in a cost of funds increase of eight basis points on an annualized basis from 0.50% for the nine months ended September 30, 2021 to 0.58% for the nine months ended September 30, 2022 . Adding to the increase in interest expense was the impact to interest expense of $20 million of subordinated notes acquired in the Merger as well as $20 million of new subordinated notes issued during April of 2022.

Provision for Loan Losses: The provision for loan losses increased by $642 thousand from $548 thousand for the nine months ended September 30, 2021 to $1.2 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, management noted that the total amount of special mention rated loans decreased $2.2 million compared to December 31, 2021, while total substandard rated loans increased $4.9 million and doubtful rated loans increased by $1.9 million. The provision for the nine months ended September 30, 2022 can be primarily attributed to the commercial real estate loan balances added to the pool of loans collectively evaluated for incurred losses.

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

Non-interest Income: Non-interest income increased by $879 thousand to $2.4 million for the nine months ended September 30, 2022, from the $1.6 million recognized during the same period of 2021. The increase was the result of an increase in gain on sale of loans income of $437 thousand, an increase in BOLI income of $205 thousand, and an increase in service charges on deposit accounts of $87 thousand.

Non-interest Expense: Non-interest expense increased $8.7 million or 81%, from $10.7 million for the nine months ended September 30, 2021, to $19.4 million for the nine months ended September 30, 2022. The increase was largely due to an increase in salaries and employee benefits expense of $8.2 million related to higher headcount from the combined company as a result of the Merger and also due to an increase in employees to facilitate loan growth and foster deposit relationships. Additionally, there was (1) an increase of $996 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense for LINKBANK locations post-merger; (2) an increase of $1.1 million in equipment and data processing expenses related to the additional processing costs attributed post-merger to customer transactions over a larger account base during the first nine months of 2022 when compared to a pre-merger basis during the same period in 2021; (3) an increase in professional fees of $601 thousand, and (4) an increase in other expenses of $1.1 million. These increases were offset by a decrease in Merger related expenses of $4.0 million.

Income Tax (Benefit) Expense: Income tax expense for the nine months ended September 30, 2022 totaled $970 thousand compared to income tax benefit of $167 thousand for the same period in 2021 as a result of an increase in income before income tax expense. The income tax expense recognized for the nine months ended September 30, 2022 was the direct result of our net income adjusted for tax free income and non-deductible expenses. We recognized an income tax expense for the nine months ended September 30, 2022 at an effective tax rate of 16.5% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the nine months ended September 30, 2021 which resulted in an effective tax rate of 25.0% which is the result of additional tax benefit from tax free income exceeding the impact of non-deductible merger expenses.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of September 30, 2022, totaled $134.3 million, or 63.0% of our certificates of deposit, and 14.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At September 30, 2022, the Company had no outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $290,365. In addition, the Company had $51 million in available lines of credit with other banks at September 30, 2022.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2022 and December 31, 2021, the Bank met the capital requirements to be considered “well capitalized.” See Note 10 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2022, LINKBANCORP filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the related offering of common stock by LINKBANCORP. The Registration Statement (File No. 333-267303) was declared effective by the Securities and Exchange Commission on September 13, 2022. LINKBANCORP registered 5,261,250 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement (File No. 333-267303) for an aggregate offering price of approximately $50.0 million. The stock offering commenced on September 7, 2022, and ended on September 30, 2022.

The stock offering resulted in gross proceeds of $38.3 million, through the sale of 5,101,205 shares of common stock at a price of $7.50 per share.

Stephens Inc., Piper Sandler & Co. and D.A. Davidson & Co. (the “Underwriters”) were the managing underwriters for the offering. The Underwriters received an underwriting discount and expense reimbursements totaling $2.5 million.

Expenses related to the offering were approximately $3.6 million, including $2.5 million paid to the Underwriters. Net proceeds of the offering were approximately $34.7 million. LINKBANCORP contributed approximately $20.0 million of the net proceeds of the offering to the Bank and approximately $14.7 million of the net proceeds will be retained by LINKBANCORP. The net proceeds contributed to the Bank have been invested in cash and short-term instruments or loans. The net proceeds retained by LINKBANCORP have been deposited with the Bank.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2022

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)