Form 10-K
period 2022-12-31
LINKBANCORP, Inc.
filed 2023-03-30
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported on NASDAQ as of June 30, 2022 was $91,595,830. For this purpose, executive officers and directors of the Registrant are considered affiliates.

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2023 was 16,221,692.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

LINKBANCORP, Inc.

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. These forward-looking statements include, but are not limited to:

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
•
our ability to successfully complete our merger with Partners Bancorp by receiving shareholder and regulatory approvals and integrate into our operations Partners Bancorp's assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
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
•
risks that COVID-19 may adversely impact our customers and lead to continued labor shortages and supply chain disruptions causing a severe disruption in the U.S. economy, and could potentially create business continuity issues for us;
•
political instability or civil unrest;
•
our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
•
our compensation expense associated with equity benefits allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, including the Risk Factors described below, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

Item 1. Business.

Description of Business

LINKBANCORP, Inc. (“LINKBANCORP” or the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on April 6, 2018 and is a bank holding company under the Bank Holding Company Act of 1956, as amended. In October 2018, LINKBANCORP became a bank holding company when it completed the acquisition of Stonebridge Bank, which was subsequently renamed LINKBANK.

On February 22, 2023, LINKBANCORP and Partners Bancorp entered into a merger agreement (the “Merger Agreement”) that provides that Partners Bancorp will merge with and into LINKBANCORP, with LINKBANCORP as the surviving corporation (the “Partners Merger”). Partners Bancorp shareholders will receive 1.15 shares of LINKBANCORP common stock for each Partners Bancorp share they own. Following the Partners Merger, Partners Bancorp’s two bank subsidiaries, The Bank of Delmarva and Virginia Partners Bank, will merge with and into LINKBANK, with LINKBANK remaining as the surviving bank (the “Bank Mergers”). The completion of the Partners Merger and the Bank Mergers are subject to customary closing conditions, including approval by both LINKBANCORP and Partners Bancorp shareholders and the receipt of regulatory approvals. The Partners Merger is expected to close in the third quarter of 2023. In connection with the announcement of the Partners Merger, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

On September 18, 2021, the Company completed its merger with GNB Financial Services, Inc. (“GNBF”) and its wholly owned subsidiary, The Gratz Bank pursuant to which GNBF merged with and into the Company with the Company as the surviving corporation and LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution (collectively, the "Gratz Merger"). Effective November 4, 2022, The Gratz Bank legally changed its name and began to operate under one brand under the name LINKBANK (the "Bank").

LINKBANCORP has no material operations and conducts no business on its own other than owning the Bank and GNB Investment Corp., a Delaware investment company subsidiary.

LINKBANCORP common stock is traded on the Nasdaq Capital Market under the trading symbol “LNKB” and is subject to Nasdaq's rules for listed companies.

LINKBANK, a Pennsylvania-chartered, non-Federal Reserve member bank, is subject to regulation by the Pennsylvania Department of Banking and Securities ("PADOBS") and the Federal Deposit Insurance Corporation ("FDIC"). LINKBANCORP is the Bank’s sole shareholder.

The Bank is a full-service commercial bank providing personal and business lending and deposit services to individuals, families, nonprofit and business clients throughout Central and Southeastern Pennsylvania, primarily through its digital presence on the internet and ten client solutions centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill counties, and loan production offices in Chester and York Counties.

As of December 31, 2022, the Company had total consolidated assets of approximately $1.16 billion, total loans of approximately $927.9 million, total deposits of approximately $946.8 million and total consolidated shareholders’ equity of approximately $138.6 million.

LINKBANCORP’s principal executive offices are located at 1250 Camp Hill Bypass, Suite 202, Camp Hill, PA 17011, its phone number is 855-569-2265 and its website is ir.linkbancorp.com.

The Company is subject to the disclosure and regulatory requirements of the Securities Act and Exchange Act and, in accordance with the Exchange Act, it files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is www.sec.gov.

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

During the year ended December 31, 2022, the Company achieved the following accomplishments:

•
net income of $5.6 million for 2022 compared to $289 thousand for the year ended December 31, 2021. As adjusted, net income totaled $6.4 million for 2022 compared to $4.1 million in 2021, when adding back one-time merger and system conversion-related expenses on a tax-effected basis of $770 thousand and $3.6 million, respectively. This adjusted net income equates to a 56% growth in 2022 compared to 2021;
•
net interest margin for 2022 was 3.39% compared to 3.07% for the year ended December 31, 2021;
•
total deposits grew from $771.7 million at December 31, 2021 to $946.8 million at December 31, 2022, resulting in a growth rate of 22.7%;
•
total loans grew 29.1% from $718.7 million at December 31, 2021 to $927.9 million at December 31, 2022;
•
completed our initial public offering and listed on the Nasdaq Capital Market during September 2022;
•
successfully completed a migration to a new core technology platform, allowing for implementation of innovative technology solutions and improved data analytics; and
•
maintained strong credit quality, with total nonperforming assets at 0.23% of total assets at December 31, 2022.

As noted above, in September 2022, the Company completed its initial public offering ("IPO") whereby it issued and sold 5,101,205 shares of common stock at a public offering price of $7.50 per share and thereafter the Company's common shares began trading on the Nasdaq Capital Market. The Company received net proceeds of $34.7 million after deducting underwriting discounts and commissions of $2.5 million and other offering expenses of $1.1 million. The Company contributed $20.0 million in capital to the Bank in October 2022. The Company plans to use the proceeds to support the Bank's current growth, its future growth initiatives, and for general corporate purposes.

The Company’s management team has significant experience in successfully executing bank growth strategies, including through bank mergers and acquisitions. Accordingly, as opportunities arise, we will consider growth through acquisition including whole institutions, branches or additional lines of business that are aligned with our strategy and mission, as demonstrated by our recent agreement to merge with Partners Bancorp.

Current Market Area

We currently conduct our business principally through ten Customer Solutions Centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill Counties, Pennsylvania. In 2021 and 2022 respectively, we established loan production offices in York and Chester Counties, and will continue to consider other strategic locations in Central and Southeastern Pennsylvania to further our objective to become the bank of choice in the markets we serve. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

While we manage our banking operations as separate regions, we operate in only one segment. Our regions are based on geographic markets, which allows each region to retain flexibility and local leadership in the unique communities we serve. We believe that this approach gives our Bank greater flexibility to better serve our markets and increases responsiveness to the needs of local customers.

Lending Activities

Our principal lending activity has been the origination of commercial real estate loans, commercial business loans, and to a lesser extent, commercial real estate construction and land development loans, residential real estate loans, home equity loans, consumer loans and agriculture loans. The Bank is predominantly oriented towards commercial customers, with approximately 71.3% of the portfolio in various types of commercial loans and 28.7% in residential real estate, consumer and other loans at December 31, 2022. Our commercial customers are primarily small- and medium-sized businesses. Approximately 40.6% of the loan portfolio earns interest at a fixed rate and the remaining approximately 59.4% of the loan portfolio earns interest at a rate that varies or adjusts based on an underlying index at December 31, 2022.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan as of December 31, 2022:

(In Thousands)	December 31, 2022	Percent
Agriculture loans	$15,591	1.68%
Commercial loans	103,874	11.20
Paycheck Protection Program ("PPP") loans	881	0.09
Commercial real estate loans	540,914	58.31
Residential real estate loans	250,832	27.04
Consumer and other loans	10,057	1.08
Municipal loans	5,466	0.59
	927,615	100%
Deferred fees	256
Allowance for loan losses	(4,666)
Total	$923,205

Commercial Business (C&I) Lending. As of December 31, 2022, we had $103.9 million in commercial business loans (excluding PPP loans), representing 11.2% of total loans. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $5.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

As a result of the Gratz Merger, we acquired loans made through the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2022, we had outstanding principal balance of $881 thousand of PPP loans.

Commercial Real Estate Lending. As of December 31, 2022, we had $540.9 million in commercial real estate and multi-family loans, representing 58.3% of total loans. Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin at or above the appropriate three or five year treasury or the Prime Rate. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multi-family, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2022, our commercial real estate loans were 45.3% non-owner occupied, 25.8% owner-occupied, 19.5% multi-family, and 9.4% construction and land development.

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

Construction and Land Development Lending. At December 31, 2022, $57.7 million, or 6.2% of our total loan portfolio, consisted of construction and land loans. Of these, $50.7 million were for commercial development and land loans and are included within our Commercial Real Estate loans and $7.0 million were for residential development and reported within our Residential Real Estate loan category. We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have fixed interest rates. The maximum loan-to-value of these loans is generally 80% of the lesser of the appraised value or the purchase price of the property.

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

One-to-four family Residential Real Estate Lending. At December 31, 2022, we had $250.8 million in residential real estate loans, representing 27.0% of total loans. These loans are originated by the Bank and underwritten by the correspondent lender in accordance with secondary market standards and The Federal National Mortgage Association, commonly known as Fannie Mae, underwriting guidelines to comply with ability to repay and qualified mortgage rules. Certain mortgage loans such as adjustable rate jumbo loans may be retained in the Bank’s loan portfolio. Based on the nature of the borrower and the related size of the loan, we may choose to retain these loans as part of our loan portfolio or sell these loans to the secondary market, which could include sales to the Federal Home Loan Bank of Pittsburgh.

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

Home Equity Loans. At December 31, 2022, we had $35.6 million of home equity loans reported within residential real estate loans, representing 3.8% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four family residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to-four family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) generally at a maximum current loan-to-value of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each home equity product that is defined in the Bank’s credit policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2022, our consumer loan portfolio totaled $10.1 million, or 1.1% of our total loan portfolio, and $6.7 million of our consumer loans were unsecured (excluding overdraft accounts).

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

Other Loans. In addition to the loan types discussed above, the Company also originates agricultural loans and municipal loans. At December 31, 2022, our agricultural loan portfolio totaled $15.6 million or 1.7% of our total loan portfolio and municipal loans totaled $5.5 million or 0.6% of our total loan portfolio. The agricultural loan portfolio consists of loans to local farmers and agricultural businesses that are generally secured by farmland and equipment. The municipal loan portfolio consists of loans to qualified local municipalities, which are generally supported by the taxing authority of the borrowing municipality, and is frequently secured by collateral.

Credit Risk Management

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending limit was $18.8 million at December 31, 2022. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house target was $10 million at December 31, 2022. At December 31, 2022, our largest credit relationship totaled $14.4 million, comprised of four separate facilities each secured by real estate. Each of these loans was performing in accordance with its terms at December 31, 2022.

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

Allowance for Loan and Lease Losses. The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans considering historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 31, 2022, the allowance for loan losses measured 0.50% of total loans, or approximately 0.78% of the non-purchased portfolio. The total reserve when including the allowance for loan losses and the credit fair value adjustment made to loans acquired in the Gratz Merger totaled $9.7 million or approximately 1.04% of total gross loans outstanding at December 31, 2022.

Investments

The Company’s board of directors is responsible for approving and overseeing the investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. The Company also uses the investment portfolio to collateralize municipal deposits. The asset liability management committee, which consists of our President and Chief Risk Officer, Chief Executive Officer, Bank President, Chief Financial Officer and Chief Credit Officer, oversees the Company’s investing activities and strategies.

The current investment policy authorizes the Company to invest in debt securities issued by the U.S. government and its agencies or government sponsored enterprises. In addition, management is authorized to invest in investment grade state and municipal obligations. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in corporate debentures, federal funds and deposits in other insured institutions. The Company also is required to maintain an investment in FHLB stock, which investment is based primarily on the level of the Company’s FHLB borrowings. Additionally, the Company is required to maintain an investment in Federal Reserve Bank of Philadelphia stock equal to six percent of its capital and surplus. The Company does not engage in any investment hedging activities or trading activities, nor does it purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

At December 31, 2022, the Company had a portfolio of investment securities available for sale which is reported at fair value and a portfolio of held to maturity investment securities that were not carried at fair value through earnings.

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and noninterest-bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2022, our core deposits (which includes all deposits except for time deposit accounts greater than $250,000 and brokered deposits) totaled $831.2 million, or 87.8% of our total deposits, and our cost of funds for 2022 on this stable funding source was 0.61%. At December 31, 2022, we had $70.0 million in brokered deposits, all maturing in the first quarter 2023. Our reciprocal CDARS and ICS deposits totaled $12.8 million at December 31, 2022. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

The following table sets forth the distribution of total deposits for the Bank by account type as of December 31, 2022.

	December 31, 2022
(In Thousands)	Amount	%
Demand, noninterest-bearing	$192,773	20.36%
Demand, interest-bearing	254,478	26.88
Money market and savings	228,048	24.09
Time deposits, $250 and over	45,616	4.82
Time deposits, other	225,857	23.86
Total Deposits	$946,772	100.00%

All deposits are generated from in-market relationships through our Client Solutions Centers.

Borrowings. We obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2022 we had $20.9 million in outstanding FHLB advances. At December 31, 2022, we had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $301.4 million.

At December 31, 2022, the Company had subordinated notes outstanding of $40.5 million. Of this amount, $20.5 million was acquired in the Gratz Merger and bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

The remaining $20.0 million bear interest at a fixed interest rate of 4.5% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of April 15, 2032. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Competition

Commercial banking in Pennsylvania is extremely competitive. For example, as of June 30, 2022 (the most recent date for which data is available), data provided by the FDIC Deposit Market Share Report indicated that within the Company’s Central and Southeastern Pennsylvania market area, there were 54 different FDIC-insured institutions operating a total of 603 offices.

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

As of December 31, 2022, the Company had 132 full-time and 10 part time employees.

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

Capital Requirements

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common shareholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as the Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Notwithstanding the foregoing, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank did not elect to follow the community bank leverage ratio as of December 31, 2022.

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial institutions to estimate and establish an allowance for credit losses using a current expected credit loss (“CECL”) model. The CECL model will estimate credit losses over the lifetime of our financial assets measured at amortized cost at the date of origination or acquisition, as opposed to reserving for incurred or probable losses through the balance sheet date. The Company adopted ASU 2016-13 on January 1, 2023, and recognized a one-time cumulative effect adjustment to the allowance through retained earnings as a result of applying this ASU. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. See Note 1. "Summary of Significant Accounting Policies" within the audited consolidated financial statements for further information regarding the implementation of CECL.

At December 31, 2022, the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

Loans-to-One Borrower

Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, the Bank was in compliance with the loans-to-one borrower limitations.

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

Generally, the PADOBS is required to appoint a receiver or conservator for a state-chartered bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any bank holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures, such as restrictions on capital distributions and asset growth. The PADOBS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2022, the Bank met the criteria for being considered “well capitalized.”

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

Federal Insurance of Deposit Accounts

The maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor. Assessments for most insured depository institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) is for institutions of the Bank’s size 1.5 basis points to 30 basis points through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 3.5 to 32 basis points.

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

FHLB System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2022, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100.0 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non- voting equity held by non-affiliates).

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

The Company's business strategy anticipates the rapid expansion of its business to pursue existing and potential market opportunities. On February 22, 2023, the Company announced the entry into a Merger Agreement with Partners Bancorp that if approved will more than double the size of the Company. This high pace of growth places significant demands on the Company’s management and operational resources. In order to manage such growth effectively, the Company must implement effective operational systems, procedures and internal controls. Failure to implement these systems, procedures and controls on a timely basis could materially and adversely affect the Company’s results of operation or financial condition. Further, the Company’s continued expansion of its business may include entering new lines of business or introducing new products and services. We cannot assure you that the Company will be successful in such expansion efforts and any failure could materially and adversely affect the Company’s results of operation or financial condition.

The merger with Partners Bancorp and any future acquisitions could disrupt the Company’s business and adversely affect our results of operations, financial condition and cash flows.

On February 22, 2023, the Company announced the entry into a Merger Agreement with Partners Bancorp. The Company may choose to expand in the future by making additional acquisitions, including other financial institutions, branches or fee- based businesses, that could be material to its business, results of operations, financial condition and cash flows. Acquisitions, including the merger with Partners Bancorp, involve many risks, including the following:

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
•
an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•
an acquisition, and in particular the Partners Merger, will involve the entry into geographic or business markets in which the Company has little or no prior experience or where competitors have stronger market positions;
•
if the Company incurs debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and
•
the Company will issue a significant amount of equity securities in connection with the Partners Merger, such that existing shareholders will be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

The vast majority of the Company’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the Company’s earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornadoes, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

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

At December 31, 2022, the Company’s commercial real estate loans totaled $540.9 million, or 58.3%, of our total loan portfolio. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose the Company to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Company typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Company’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Company to significantly increase its allowance for loan losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2022, $103.8 million, or 11.2% of our total loan portfolio, consisted of commercial business loans (excluding PPP loans, which are expected to be fully guaranteed by the SBA). The Company’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of the Bank’s loan portfolio consists of loan participations. Loan participations may have a higher risk of loss than loans the Bank originates because it is not the lead lender, and the Bank has limited control over credit monitoring.

The Bank participates in commercial real estate loans and commercial business loans with other financial institutions from time to time in which it is not the lead lender. The Bank’s commercial real estate loan participations are generally located in Pennsylvania although the Bank has from time to time participated in loans located in the states of Maryland and Virginia. The Bank also occasionally participates in commercial business loans with other financial institutions in which it is not the lead lender. These loans are limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2022, commercial real estate loan participations for which the Bank was not the lead lender totaled $48.7 million, or 9.0% of our commercial real estate loan portfolio, and commercial business loan participations for which the Bank was not the lead lender totaled $8.5 million, or 1.6% of our commercial business loan portfolio.

The Bank underwrites each commercial real estate loan and commercial business loan that it participates in and establishes the loan classification and loan provision using the same criteria it uses for loans the Bank originates. Loan participations may have a higher risk of loss than loans the Bank originates because the Bank relies on the lead lender to service and to monitor the performance of the loan. Moreover, decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as the Bank would for loans that it originates. At December 31, 2022, no loan participations were delinquent

60 days or more. If the Bank underwriting of these participation loans is not sufficient, non-performing loans may increase, and earnings may decrease.

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

If the Company’s non-performing assets increase, earnings will be adversely affected.

At December 31, 2022, non-performing assets, which consist of non-performing loans and other real estate owned, were $2.7 million, or 0.23% of total assets. The Company’s non-performing assets adversely affect net income in various ways:

•
the Company records interest income only on the cash basis or cost-recovery method for nonaccrual loans and it does not record interest income for other real estate owned;
•
the Company must provide for probable loan losses through a current period charge to the provision for loan losses;
•
noninterest expense increases when the Company writes down the value of properties in its other real estate owned portfolio to reflect changing market values;
•
there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
•
the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and the Company is unable to successfully manage its non-performing assets, losses and troubled assets could increase significantly, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The national economy continues to experience elevated levels of inflation. As of December 31, 2022, the year over year consumer price index (“CPI”) increase was 6.5%, primarily driven by increases in food and energy prices. As a result, the Federal Reserve raised interest rates by 425 basis points in 2022 to combat rising inflation. High inflation, if sustained, could have an adverse effect on our business. The recent increase in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income on the shareholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

The Company relies heavily on its senior management team and the unexpected loss of any of those personnel could adversely affect its operations.

The Company is a customer-focused and relationship-driven organization. The Company expects its future growth to be driven in a large part by the relationships maintained with its customers by its chief executive officer and by other senior officers. The unexpected loss of any of the Company’s key employees could have a material adverse effect on its business and operations, which would have an adverse effect on its business, results of operations, financial condition, and the value of its securities.

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

The Company primarily serve individuals, businesses and municipalities located in Chester, Cumberland, Dauphin, Lancaster, Northumberland, Schuylkill, and York Counties, Pennsylvania. As of December 31, 2022, a majority of our loan portfolio was secured by real estate and other assets located in these areas in Pennsylvania. The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in Pennsylvania, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.

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

Higher FDIC deposit insurance premiums or special assessments could adversely impact the Company’s financial condition.

The Company’s deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Company is required to pay quarterly deposit insurance premium assessments to the FDIC. The FDIC issued a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. Additionally, promptly following the recent failures of Silicon Valley Bank ("SVB") and Signature Bank in March of 2023, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors in SVB and Signature Bank are made whole at no cost to taxpayers. We anticipate that the FDIC will impose special assessments on all banks to replenish the DIF. Although the Company cannot predict if there will be future increases to insurance assessment rates or special assessments, either a deterioration in its risk-based capital ratios or further adjustments to the base assessment rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

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

The Company is subject to interest rate risk, and fluctuations in market interest rates may affect its interest margin and income, demand for products, defaults on loans, loan prepayments and the fair value of its financial instruments.

The Company’s earnings and cash flows depend largely upon its net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and investments and the amount of interest it pays on deposits and borrowings, which may affect net interest margin. Such changes could also affect (i) demand for products and services and price competition, in turn affecting our ability to originate loans and obtain deposits; (ii) the fair value of the Company’s financial assets and liabilities; (iii) the average duration of its mortgage-backed securities portfolio and other interest-earning assets; (iv) levels of defaults on loans; and (v) loan prepayments.

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has signaled that further tightening is anticipated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. In addition, the Company’s net interest margin may contract in a rising rate environment because its funding costs may increase faster than the yield earned on its interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect the Company’s financial condition and results of operations.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent pandemic-related environment where the Federal Reserve held the federal reference rate near 0.00%, loans may be prepaid sooner than the Company expects, which could result in a delay between when the Company receives the prepayment and when it is able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income the Company is able to earn on those assets. If the Company is unable to manage these risks effectively, its financial condition and results of operations could be materially adversely affected.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Also, the Company’s interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on its balance sheet.

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

Market conditions may impact the competitive landscape for deposits in the banking industry. The rising interest rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. The withdrawal of more deposits than the Company anticipates could have an adverse impact on profitability as the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Company's overall cost of funding to increase. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experience increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

The COVID-19 pandemic could adversely affect the Company’s financial condition and results of operations.

The COVID-19 pandemic had a significant economic impact on the communities in which the Company operates, its borrowers and depositors, and the national economy generally. Although the domestic and global economies have significantly recovered from the COVID-19 pandemic as health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic remain and may persist for some time. Specifically, despite growth in economic activity and the demand for goods and services as COVID-19 restrictions were lifted, labor shortages and supply chain disruptions have contributed to an increase in inflation, and the risk of a recession. The ongoing and dynamic nature of COVID-19 makes it difficult to predict future developments.

The Company expects the impact of COVID-19 to continue to be present, and last for an undetermined amount of time. The expected impact of COVID-19 on the Company’s business, results of operations, financial condition and capital levels, cannot be determined and is uncertain.

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

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, and/or limit the pricing it may charge on certain banking services, among other things. The Company will have to apply resources to ensure that it is in compliance with any changes to statutes, regulations or regulatory policies, including changes in interpretations or implementation, which may increase its costs of operations and adversely impact its earnings.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the FDIC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 324.9% of our risk-based capital at December 31, 2022 and the outstanding balance of our commercial real estate loan portfolio has increased by greater than 50% during the 36 months preceding December 31, 2022.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Bank’s regulators were to impose restrictions on the amount of such loans it can hold in its portfolio or require it to implement additional compliance measures, for reasons noted above or otherwise, the Company’s earnings would be adversely affected as would earnings per share.

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

The Bank is limited in the amount it can lend to a single borrower. The legal lending limit is 15% of such bank’s capital and surplus with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Company generally imposes an internal limit that is more conservative than the legal maximum. The Bank’s lending limit is significantly less than the limit for most of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Company attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Company cannot assure you that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Company’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

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

From time to time, the Company’s banking regulators change the regulatory capital adequacy guidelines applicable to it and its banking subsidiary. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The federal regulatory agencies adopted capital rules implementing the Basel III capital framework in the United States. Under these rules, the Bank is required to satisfy additional, more stringent, capital adequacy standards than it has in the past. If the Company’s consolidated assets were to exceed $3.0 billion or larger, the Company would be subject to consolidated holding company capital requirements similar to those applicable to the Bank. The Bank has met all of the requirements of the Basel III-based capital rules to date, but the Bank may fail to do so in the future. In addition, these requirements could have a negative impact on the Bank’s ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Company’s return on equity, which may negatively impact its business, results of operations, financial condition, and the value of its securities.

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

Although the Company's common stock is traded on the Nasdaq Capital Market, there is currently a limited trading market for the Company's common stock. An active trading market for shares of the Company's common stock may never develop or be sustained. This limited trading market for the Company's common stock may reduce the market value of our common stock. Before investing in shares of the Company's common stock you should consider the limited trading market for our common stock and be financially prepared and able to hold your shares for an indefinite period.

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

The Company may, in the future, determine that it is advisable, or it may encounter circumstances where it determines it is necessary, to issue additional shares of common stock, preferred stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. In September 2022, the Company completed its IPO whereby it issued and sold 5,101,205 shares of common stock. In February 2023, the Company completed a private placement of $10.0 million in common stock. These issuances diluted and future issuances may dilute the ownership interests of shareholders and could potentially dilute the per share book value of the common stock if the issuances are done at a lower per share offering price.

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

The Company’s common stock is subordinate to existing and future indebtedness.

Shares of the Company’s common stock are equity interests and do not constitute indebtedness. As such, the Company’s common stock ranks junior to all our customer deposits and indebtedness, and other non-equity claims on the Company, with respect to assets available to satisfy claims. In addition, the shares of common stock rank junior to the $20.0 million in subordinated debt that the Company assumed in connection with the Gratz Merger and the $20.0 million of subordinated debt that the Company issued in April 2022.

Other Risks

Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. These failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. The rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs.

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

The Company’s articles of incorporation and bylaws, and certain banking laws applicable to us, could have an anti-takeover effect that decreases the Company’s chances of being acquired, even if an acquisition is in the shareholders’ best interests.

Certain provisions of the Company’s articles of incorporation and bylaws, and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of the Company’s shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•
enable the board of directors to increase the size of the board and fill the vacancies created by the increase;

•
provide that directors may only be removed for cause and by a majority of the votes entitled to be cast;

•
enable the board of directors to amend our bylaws without shareholder approval, subject, however, to any provision of the articles of incorporation, bylaws, or the Pennsylvania Business Corporation Law that requires action to be taken by the shareholders and the general power of the shareholders to change such action in accordance with the Bylaws and Pennsylvania Business Corporation Law;

•
require advance notice for shareholder proposals and director nominations;

•
require a supermajority vote of the shareholders to approve a merger that has not been approved by the board of directors, and to amend certain provisions in the articles of incorporation and the bylaws; and

•
require prior regulatory approval of any transaction involving control of our organization.

The foregoing may discourage potential acquisition proposals and could delay or prevent a change in control.

The Company is an “emerging growth company” under the JOBS Act, and the Company cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), and is, therefore, permitted to, and intends to, take advantage of certain exemptions from certain disclosure requirements. The Company will be an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which the Company had total annual gross revenues of $1.235 billion or more, (ii) December 31, 2026, (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which the Company is deemed a “large accelerated filer,” as defined under the federal securities laws. For so long as the Company remains an “emerging growth company,” the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, the Company’s shareholders may not have access to certain information that they may deem important. Although the Company intends to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for the Company are still subject to interpretations and guidance by the SEC and other regulatory agencies.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company's principal offices are located at 1250 Camp Hill Bypass, Suite 202, Camp Hill, Pennsylvania. The Company owns and leases other premises for use as Solutions Centers in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York counties within Pennsylvania. The following table sets forth the locations of Bank facilities.

Description	Address	Owned / Leased
Camp Hill Headquarters	1250 Camp Hill Bypass, Suite 202 Camp Hill, PA 17011	Leased
Camp Hill Solutions Center	3045 Market Street Camp Hill, PA 17011	Leased
Gratz Solutions Center	32 West Market Street Gratz, PA 17030	Owned
Harrisburg Solutions Center	2057 EG Drive Harrisburg, PA 17110	Leased
Herndon Solutions Center	4231 State Route 147 Herndon, PA 17830	Owned
Lancaster Solutions Center	2010 Fruitville Pike Lancaster, PA 17601	Leased
Minersville Solutions Center	260 West Sunbury Street Minersville, PA 17954	Owned
Pottsville Solutions Center	2221 West Market Street Pottsville, PA 17901	Leased
Treverton Solutions Center	450 West Shamokin Street Trevorton, PA 17881	Owned
Valley View Solutions Center	1625 West Main Street Valley View, PA 17983	Owned
West Chester Solutions Center	1436 Pottstown Pike West Chester, PA 19380	Leased
West Chester Loan Production Office	535 N. Church Street, Suite 350 West Chester, PA 19380	Leased
York Loan Production Office	155 North George Street, Suite 201 York, PA 17401	Leased

Item 3. Legal Proceedings.

At December 31, 2022, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of LINKBANCORP, Inc. is traded under the symbol "LNKB" on the Nasdaq Capital Market. As of the close of business on March 28, 2023, there were 525 shareholders of record.

The Company declared and paid cash dividends equal to $0.30 and $0.205 per share of common stock for the years ended December 31, 2022 and 2021, respectively. The merger agreement with GNBF provides that, for three years following the effective time of the Gratz Merger, the Company will pay a quarterly cash dividend in an amount equal to or greater than $0.30 per share per year, provided sufficient funds are legally available therefore and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The Company anticipates that it will continue to pay cash dividends on a quarterly basis in an amount equal to or greater than $0.30 per share per year. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of shareholders; tax considerations; and general economic conditions.

During the quarter ended December 31, 2022, the Company repurchased no shares of its common stock.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Partners Merger
•
Completion of Gratz Merger
•
Completion of Initial Public Offering
•
Overview and Strategy
•
Recent Market Conditions
•
Comparison of Financial Condition at December 31, 2022 and 2021
•
Comparison of Operating Results for the Year Ended December 31, 2022 and 2021
•
Liquidity, Commitments, and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Estimates
•
Recently Issued Accounting Standards

Partners Merger

On February 22, 2023, LINKBANCORP and Partners Bancorp entered into the Merger Agreement that provides that Partners Bancorp will merge with and into LINKBANCORP, with LINKBANCORP as the surviving corporation (the “Partners Merger”). Partners Bancorp shareholders will receive 1.15 shares of LINKBANCORP common stock for each Partners Bancorp share they own. Following the Partners Merger, Partners Bancorp’s two bank subsidiaries, The Bank of Delmarva and Virginia Partners Bank, will merge with and into LINKBANK, with LINKBANK remaining as the surviving bank (the “Bank Mergers”). The completion of the Partners Merger and the Bank Mergers is subject to customary closing conditions, including approval by both LINKBANCORP and Partners Bancorp shareholders and the receipt of regulatory approvals. The Partners Merger is expected to close in the third quarter of 2023. In connection with the announcement of the Partners Merger, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

Completion of Gratz Merger

On September 18, 2021, LINKBANCORP completed its merger with GNB Financial Services, Inc. (the “Gratz Merger”), with LINKBANCORP as the surviving corporation. Immediately following the Gratz Merger, LINKBANK, a wholly-owned subsidiary of LINKBANCORP, merged with and into The Gratz Bank, a wholly-owned subsidiary of GNBF, with The Gratz Bank as the surviving bank. Effective November 4, 2022, The Gratz Bank legally changed its name and began to operate under one brand under the name LINKBANK.

As described in Note 2. "Merger" in the Notes to the Audited Consolidated Financial Statements, the Gratz Merger has been accounted for as a reverse acquisition and, accordingly, the historical financial information of the Company for all periods prior to September 18, 2021 is that of GNBF and Subsidiaries. For all periods beginning on September 18, 2021 and thereafter, the financial information is that of the combined company. See Note 2. “Merger” in the Notes to the Audited Consolidated Financial Statements for further information.

Completion of Initial Public Offering

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

The Company operates primarily through its sole subsidiary, LINKBANK (the "Bank"), which provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. The Bank focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. The Bank offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.

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

Recent Market Conditions

The Company’s financial condition and performance are all highly dependent on the business environment in the market area in which we operate and in the United States as a whole. During the first quarter of 2020, there was an outbreak of a novel strain of coronavirus (COVID-19) which spread to numerous countries around the world, including the United States, while becoming a global pandemic. As the spread of COVID-19 increased during the first and second quarters of 2020, federal, state, and local governments implemented various restrictive measures such as quarantines, restrictions on travel, school closings, “stay at home” rules and restrictions on certain business operations. These restrictions were lifted as people had begun to gain access to vaccines during the fourth quarter of 2020. Throughout the first half of 2021, the COVID-19 pandemic continued to negatively affect our economy but started to wane towards the end of the second quarter only to see a national resurgence in cases during July 2021 and December 2021 as a result of variant strains of COVID-19. Primarily throughout 2020, the aforementioned restrictions had adversely affected the economy on a national, state, and local level, including the geographical areas in which the Company operates. As we progressed through 2021, especially during the second half of 2021, our economy benefited from reduced business and travel restrictions as the national and local impact of COVID-19 lessened. The impact of COVID-19 has continued to decrease throughout 2022, with even fewer restrictions and an increasing demand for travel.

The US GDP expanded by 2.1% in 2022, slowing from a 5.9% expansion in 2021 as the economy returned to a more normal pace of growth after pandemic-related disruptions in the previous two years. In 2022, the positive contributions came from consumer spending, exports, private inventory investment, and nonresidential fixed investment that were partly offset by decreases in residential fixed investment and federal government spending. 2022 was in many ways another year of upheaval not seen in decades. The impact of the COVID-19 pandemic may be fading, however challenges to the macroeconomic environment continue to persist for example, continuing global supply-chain disruptions, global central bank tightening, and geopolitical concerns such as the ongoing Russia-Ukraine war. These challenges can be coupled with internal matters affecting companies, such as employee retention, employee working arrangements, and cost management related to inflation at 40-year highs.

In response to four-decade-high inflation, the Federal Reserve raised its key benchmark rate by 425 basis points during 2022. CPI inflation reached 9.1% in June 2022, before slowing to 6.5% near the end of the year. The Russian invasion of Ukraine elevated commodity prices and exacerbated global supply chain problems in the first six months of the year. By the end of the year, while headline inflation momentum was slowing, core service inflation was not, suggesting the Fed’s inflation fight is not yet over. The labor market showed remarkable resilience in 2022, remaining historically tight even in the face of high inflation and rising interest rates. Job growth slowed throughout 2022 but remains very strong by pre-pandemic standards. Robust job gains and elevated wage pressures kept consumer spending high, underpinning stubborn service inflation.

Mortgage rates rose on Fed tightening, reaching 7.1% in October 2022 before falling to 6.3% at year-end. Rising mortgage rates and elevated pandemic driven house prices caused home sales to fall significantly in 2022. Nonetheless, pent-up demand for new homes and other consumer products such as automobiles kept aggregate spending relatively high.

The S&P 500 fell 19.4% during 2022 and the 10-year UST yield rose 237 basis points. The increase in bond yields have caused large unrealized losses and negative effects on equity through accumulated other comprehensive income ("AOCI") as the banking industry has an estimated $310 billion of negative AOCI. Deposits and liquid assets declined for the first time since 2019 while the cost of funding increased. Declining liquidity in a period of rising rates could have an impact on earnings and capital if a bank needs to liquidate securities.

During March 2023, the FDIC placed both Silicon Valley Bank and Signature Bank under receivership marking the second and third largest bank failures in U.S. history. These failures underscore the importance of proper risk management programs and liquidity planning within the banking industry. The heightened focus on liquidity across the banking industry will continue to add to the already increasing competition for deposits as a source of core balance sheet funding, which is expected to cause the cost of funds at banks to continue to rise in the near term. Should financial institutions experience shortfalls in core funding, alternative sources of liquidity would most likely cause a further increase in funding costs, placing additional pressure on overall bank profitability across the sector.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total assets at December 31, 2022, were $1.16 billion, an increase of $230.9 million, or 24.8%, from $932.8 million at December 31, 2021. The increase in total assets was primarily due to the increases in loans receivable of $213.1 million, from $714.8 million at December 31, 2021 to $927.9 million at December 31, 2022 and securities held to maturity of $31.8 million, from zero at December 31, 2021 to $31.8 million at December 31, 2022. These increases were offset by a decrease in securities available for sale of $25.0 million.

Cash and cash equivalents increased $7.4 million, or 32.9%, from $22.6 million at December 31, 2021 to $30.0 million at December 31, 2022. The increase was primarily due to:

Primary Cash Inflows

•
Cash provided by operating activities of $2.3 million;
•
Net increase in deposits of $175.1 million;
•
Proceeds from the IPO of $34.7 million;
•
Proceeds from the issuance of subordinated debt of $20.0 million;
•
Net cash from investment securities (sales, calls, maturities, and principal repayments) of $16.2 million; and
•
Proceeds from redemption of certificates of deposits with other banks of $7.2 million.

Primary Cash Outflows

•
Net increase in loans receivable of $206.4 million;
•
Purchase of investment securities held to maturity of $34.4 million; and
•
Payment of dividends of $3.3 million.

Securities available-for-sale decreased by $25.0 million, or 24.1%, to $78.8 million at December 31, 2022 from $103.8 million at December 31, 2021. The decrease was primarily due to return of principal of $11.9 million and the changes in fair value. The securities available-for-sale portfolio had a net unrealized loss of $8.1 million at December 31, 2022 compared with a net unrealized gain of $2.3 million at December 31, 2021. Also contributing to the decrease in securities available-for-sale were proceeds from calls and maturities of $1.2 million, and proceeds from sales of $513 thousand. The proceeds from available-for-sale securities sales and the net return of principal repayments were reinvested in 2022 into investment securities classified as held to maturity.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and held-to-maturity as of December 31, 2022. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for Sale:
Small Business Administration loan pools	$—	—	$—	—	$519	3.73%	$324	1.82%	$843	3.00%
Obligations of state and political subdivisions	50	3.00%	5,792	2.90%	11,635	2.94%	22,692	3.44%	40,169	3.22%
Mortgage-backed securities in government-sponsored entities	—	—	663	2.03%	9,734	1.58%	27,404	1.54%	37,801	1.56%
	$50	3.00%	$6,455	2.81%	$21,888	2.35%	$50,420	2.38%	$78,813	2.41%
Held to Maturity:
Corporate debentures	$—	—	$3,000	4.38%	$11,993	5.02%	$—	—	$14,993	4.89%
Structured mortgage-backed securities	—	—	—	—	—	—	16,829	4.14%	16,829	4.14%
Total	$—	—	$3,000	4.38%	$11,993	5.02%	$16,829	4.14%	$31,822	4.49%

In 2022, the Company purchased investment securities classified as held to maturity of $34.4 million. During 2022, return of principal on held to maturity securities totaled $2.6 million.

Net loans receivable increased during the year ended December 31, 2022 as shown in the table below:

(dollars in thousands)	December 31, 2022	December 31, 2021	Change	%
Agriculture loans	$15,591	$9,341	$6,250	66.91%
Commercial loans	103,874	98,604	5,270	5.34
Paycheck Protection Program ("PPP") loans	881	23,774	(22,893)	(96.29)
Commercial real estate loans	540,914	338,749	202,165	59.68
Residential real estate loans	250,832	231,302	19,530	8.44
Consumer loans	10,057	7,087	2,970	41.91
Municipal loans	5,466	6,182	(716)	(11.58)
Total Loans	927,615	715,039	212,576	29.73
Deferred costs (fees)	256	(223)	479	(214.80)
Allowance for loan losses	(4,666)	(3,152)	(1,514)	48.03
Net Loans	$923,205	$711,664	$211,541	29.72%

The majority of the loan growth in net loans resulted from a $202.2 million increase in commercial real estate loans, a 59.7% increase, from $338.7 million at December 31, 2021 to $540.9 million at December 31, 2022.

The following table presents the maturity distribution of our loan portfolio at December 31, 2022. The table further presents the breakdown of our loans between those loans that earn interest at a fixed interest rate and those loans that earn an interest rate that currently fluctuates in accordance with changes to a specific interest rate index.

(In Thousands)	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total due after One Year	Total
Agriculture loans	$567	$1,164	$7,539	$6,322	$15,025	$15,591
Commercial loans	12,591	28,939	16,172	46,172	91,283	103,874
Paycheck Protection Program ("PPP") loans	—	881	—	—	881	881
Commercial real estate loans	16,411	89,376	386,314	48,813	524,503	540,914
Residential real estate loans	11,063	60,917	93,872	84,980	239,769	250,832
Consumer and other loans	111	556	8,983	407	9,946	10,057
Municipal loans	223	859	2,685	1,699	5,243	5,466
Total	$40,966	$182,692	$515,565	$188,393	$886,650	$927,615

Loans with fixed interest rates
Agriculture loans	$89	$734	$6,862	$—	$7,596	$7,685
Commercial loans	504	23,649	10,378	607	34,634	35,138
Paycheck Protection Program ("PPP") loans	—	881	—	—	881	881
Commercial real estate loans	2,828	48,712	166,141	10,953	225,806	228,634
Residential real estate loans	6,433	28,748	41,567	21,078	91,393	97,826
Consumer and other loans	62	523	2,434	407	3,364	3,426
Municipal loans	223	483	2,455	—	2,938	3,161
Total	$10,139	$103,730	$229,837	$33,045	$366,612	$376,751

Loans with floating interest rates
Agriculture loans	$478	$430	$677	$6,322	$7,429	$7,906
Commercial loans	12,087	5,290	5,794	45,565	56,649	68,736
Paycheck Protection Program ("PPP") loans	—	—	—	—	—	—
Commercial real estate loans	13,583	40,664	220,173	37,860	298,697	312,280
Residential real estate loans	4,630	32,169	52,305	63,902	148,376	153,006
Consumer and other loans	49	33	6,549	—	6,582	6,631
Municipal loans	—	376	230	1,699	2,305	2,305
Total	$30,827	$78,962	$285,728	$155,348	$520,038	$550,864

Non-accrual loans are presented in the table below. Also see Note 6 - Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.

	December 31, 2022			December 31, 2021
		Non-Accrual Loans			Non-Accrual Loans
(In Thousands)	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$15,591	$—	—	$9,341	$—	—
Commercial loans	103,874	35	0.03%	98,604	39	0.04%
Paycheck Protection Program ("PPP") loans	881	—	—	23,774	—	—
Commercial real estate loans	540,914	231	0.04%	338,749	144	0.04%
Residential real estate loans	250,832	1,652	0.66%	231,302	449	0.19%
Consumer and other loans	10,057	—	—	7,087	2	0.03%
Municipal loans	5,466	—	—	6,182	—	—
Total	$927,615	$1,918	0.21%	$715,039	$634	0.09%
Excluding PPP loans	$926,734	$1,918	0.21%	$691,265	$634	0.09%
Allowance for credit losses on loans		$4,666			$3,152
Ratio of allowance for loan losses to total loans		0.50%			0.44%
Ratio of non-accrual loans to total loans		0.21%			0.09%
Ratio of allowance for loan losses to non-accrual loans		243.27%			497.16%

The table below provides an allocation of the allowance for loan losses by loan category at December 31, 2022 and 2021.

(In Thousands)	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2022
Agriculture loans	$33	1.68%	$15,591	0.21%
Commercial loans	583	11.20%	103,874	0.56%
Paycheck Protection Program ("PPP") loans	—	0.09%	881	—
Commercial real estate loans	2,462	58.31%	540,914	0.46%
Residential real estate loans	1,536	27.04%	250,832	0.61%
Consumer and other loans	40	1.08%	10,057	0.40%
Municipal loans	12	0.59%	5,466	0.22%
Unallocated Allowance	—
Total	$4,666	100.00%	$927,615	0.50%

December 31, 2021
Agriculture loans	$23	1.31%	$9,341	0.25%
Commercial loans	582	13.79%	98,604	0.59%
Paycheck Protection Program ("PPP") loans	—	3.32%	23,774	—
Commercial real estate loans	799	47.37%	338,749	0.24%
Residential real estate loans	1,634	32.35%	231,302	0.71%
Consumer and other loans	22	0.99%	7,087	0.31%
Municipal loans	15	0.86%	6,182	0.24%
Unallocated Allowance	77
Total	$3,152	100.00%	$715,039	0.44%

The allowance for loan losses increased $1.5 million from $3.2 million at December 31, 2021 to $4.7 million at December 31, 2022. The primary driver of the increased allowance for loan losses was a provision for loan losses recognized during the year ended December 31, 2022 of $1.3 million, and net recoveries of $224 thousand. The increase in the allowance for loan losses during 2022 when compared to 2021 can be attributed to a few factors. Management noted that the Company experienced an overall increase in criticized loans, defined as loans rated as Special Mention and Substandard, which increased $1.2 million from December 31, 2021 to December 31, 2022. Additionally, management noted that the balance of loans greater than 60 days past due increased $839 thousand at December 31, 2022 when compared to December 31, 2021. Finally, management noted that total loans increased $212.6 million at

December 31, 2022 when compared to December 31, 2021, which adds an inherent increased risk of loss based on our allowance methodology. All of these factors contributed to the need to increase the allowance for loan losses at December 31, 2022 when compared to December 31, 2021. One item that did not materially contribute to an increase in the allowance for loan losses was the $1.3 million increase in non-accrual loans at December 31, 2022 when compared to December 31, 2021. These loans were individually assessed for impairment and those impairment tests showed the need for a specific reserve of only $20 thousand. Not included in the table above is the remaining unamortized credit fair value adjustment on loans acquired through the Gratz Merger which totaled $5.0 million at December 31, 2022.

Asset quality remained strong at December 31, 2022 with non-performing assets, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, and other real estate owned, was $2.7 million or 0.29% of total gross loans. This is compared to $1.8 million of non-performing assets at December 31, 2021, which equated to 0.25% of gross loans. Additionally, to compare our allowance for loan losses as a percentage of our gross loans outstanding, the Company also considers the credit fair value adjustment that was made to the loans acquired through the Gratz Merger, which totaled $5.0 million and $7.1 million at December 31, 2022 and 2021, respectively, in order to capture a truer picture of our overall coverage related to potential loan losses. Our allowance for loan losses and our credit fair value adjustment totaled $9.7 million and $10.2 million at December 31, 2022 and 2021, respectively, and represented 1.04% and 1.41% of our total gross loans, respectively.

Additional information related to the provision for loan losses and net (charge-offs) recoveries is presented in the table below. Also see Note 6 - Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.

(In Thousands)	Provision Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2022
Agriculture loans	$10	$—	$10,946	0.00%
Commercial loans	(30)	31	96,517	0.03
Paycheck Protection Program ("PPP") loans	—	—	7,740	—
Commercial real estate loans	1,663	—	430,235	—
Residential real estate loans	(292)	194	245,505	0.08
Consumer and other loans	19	(1)	8,824	(0.01)
Municipal loans	(3)	—	5,812	—
Unallocated	(77)	—		—
Total	$1,290	$224	$805,580	0.03%
Excluding PPP loans	$1,290	$224	$797,840	0.03%

2021
Agriculture loans	$(97)	$—	$9,386	0.00%
Commercial loans	294	(2)	43,102	(0.00)
Paycheck Protection Program ("PPP") loans	—	—	6,523	—
Commercial real estate loans	503	(18)	119,217	(0.02)
Residential real estate loans	197	(265)	181,494	(0.15)
Consumer and other loans	(13)	—	3,550	—
Municipal loans	(3)	—	6,577	—
Unallocated	(233)	—		—
Total	$648	$(285)	$369,849	(0.08)%
Excluding PPP loans	$648	$(285)	$363,326	(0.08)%

Total deposits grew by $175.1 million or 22.7%, from $771.7 million at December 31, 2021 to $946.8 million at December 31, 2022. Changes in the deposit types are presented in the table below:

(in thousands)	December 31, 2022	December 31, 2021	Change	%
Demand, noninterest-bearing	$192,773	$129,243	$63,530	49.2%
Demand, interest-bearing	254,478	256,258	(1,780)	(0.7)
Money market and savings	228,048	205,843	22,205	10.8
Time deposits, $250,000 and over	45,616	56,266	(10,650)	(18.9)
Time deposits, other	225,857	124,055	101,802	82.1
Total deposits	$946,772	$771,665	$175,107	22.7%

Of the increase in total deposits of $175.1 million, brokered deposits of $70.0 million are included within time deposits, other, at December 31, 2022, compared to $0 at December 31, 2021. These brokered deposits mature in 2023. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

The table below presents the daily average balances by deposit type and weighted average rates paid thereon for the years ended December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(In Thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, noninterest-bearing	$173,938	0.00%	$99,747	0.00%
Demand, interest-bearing	271,681	0.63%	175,133	0.59%
Money market and savings	229,979	0.83%	112,511	0.18%
Time deposits, other	205,636	0.83%	110,928	0.77%
Total Deposits	$881,234	0.61%	$498,319	0.42%

The Company has deposits that exceed the FDIC insurance limit of $250,000 of $408.4 million and $317.2 million at December 31, 2022 and 2021, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of December 31, 2022, the total uninsured deposits includes $36.8 million of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio. At December 31, 2022, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

(In Thousands)	December 31, 2022
Due within 3 months or less	$617
Due after 3 months and within 6 months	564
Due after 6 months and within 12 months	34,828
Due after 12 months	9,607
$45,616

At December 31, 2022 and 2021, other borrowings consisted of $0 and $19.8 million in borrowings under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which were assumed as part of the Gratz Merger. The PPPLF was a program designated to facilitate lending by financial institutions to small businesses under the PPP provision of the CARES Act. At December 31, 2022, other borrowings consisted of $20.9 million in short-term FHLB Advances, scheduled to mature in 2023.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.5 million and $20.7 million at December 31, 2022 and 2021, respectively.

Total shareholders’ equity increased by $28.9 million, or 26.4%, from $109.6 million at December 31, 2021, to $138.6 million at December 31, 2022. The increase was primarily attributable to net proceeds from the IPO of $34.7 million and net income of $5.6 million. This addition to equity was partially offset by dividends paid of $3.3 million and other comprehensive loss of $8.2 million which was due to the increase in market interest rates.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

General: Net income was $5.6 million for the year ended December 31, 2022, or $0.49 per diluted share, an increase of $5.3 million compared to net income of $289 thousand, or $0.04 per diluted share, for the year ended December 31, 2021.

Net income for the year ended December 31, 2022 reflected the results of the combined company following the completion of the Gratz Merger on September 18, 2021 whereas net income for the year ended December 31, 2021 reflected the results of GNBF for the period from January 1, 2021 through September 17, 2021 and the results of the combined company following the completion of the Gratz Merger on September 18, 2021 through December 31, 2021.

The increase in net income for the year ended December 31, 2022 as compared to the prior year was the result of an increase in interest and dividend income of $21.8 million, and an increase in noninterest income of $818 thousand. These were partially offset by an increase in interest expense of $4.9 million, an increase in the provision for loan losses of $642 thousand, and an increase in noninterest expense of $10.3 million.

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

Average Balances, Interest and Average Yields: The following table sets forth certain information relating to average balance sheets and reflects the average annualized yield on interest-earning assets and average annualized cost of interest-bearing liabilities, interest earned and interest paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields, but were not material adjustments to the yields. Yields on earning assets are shown on a fully taxable-equivalent basis assuming a tax rate of 21%.

	For the Year Ended December 31,
	2022			2021
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$56,783	$533	0.94%	$35,279	$381	1.08%
Securities
Taxable (1)	78,629	2,175	2.77%	73,960	939	1.27%
Tax-Exempt	40,388	1,468	3.63%	44,719	1,585	3.54%
Total Securities	119,017	3,643	3.06%	118,679	2,524	2.13%
Total Cash Equiv. and Investments	175,800	4,176	2.38%	153,958	2,905	1.89%
Total Loans (3)	795,908	36,396	4.57%	369,849	15,924	4.31%
Total Interest-Earning Assets	971,708	40,572	4.18%	523,807	18,829	3.59%
Other Assets	88,485			46,615
Total Assets	$1,060,193			$570,422
Interest bearing demand	$271,681	$1,713	0.63%	$175,133	$1,034	0.59%
Money market demand	229,979	1,911	0.83%	112,511	198	0.18%
Time deposits	205,636	1,713	0.83%	110,928	859	0.77%
Total Borrowings	55,980	1,942	3.47%	14,881	299	2.01%
Total Interest-Bearing Liabilities	763,276	7,279	0.95%	413,453	2,390	0.58%
Non Int Bearing Deposits	173,938			99,747
Total Cost of Funds	$937,214	$7,279	0.78%	$513,200	$2,390	0.47%
Other Liabilities	15,806			5,965
Total Liabilities	$953,020			$519,165
Shareholders' Equity	$107,173			$51,257
Total Liabilities & Shareholders' Equity	$1,060,193			$570,422
Net Interest Income/Spread (FTE)		33,293	3.22%		16,439	3.01%
Tax-Equivalent Basis Adjustment		(308)			(333)
Net Interest Income		$32,985			$16,106
Net Interest Margin			3.39%			3.07%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the years indicated.

	Year Ended December 31, 2022 vs. 2021 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(79)	$231	$152
Securities
Taxable	1,179	57	1,236
Tax-Exempt	36	(153)	(117)
Total Securities	1,215	(96)	1,119
Total Loans	2,069	18,403	20,472
Total Interest-Earning Assets	3,205	18,538	21,743
Interest Expense:
Interest bearing demand	109	570	679
Money market demand	1,502	211	1,713
Time deposits	123	731	854
Total Borrowings	817	826	1,643
Total Interest-Bearing Liabilities	2,551	2,338	4,889
Change in Net Interest Income	$654	$16,200	$16,854

Net Interest Income: Net interest income before provision for loan losses increased by $16.9 million, or 104.8%, to $33.0 million for the year ended December 31, 2022, compared to $16.1 million for the year ended December 31, 2021. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as a result of the completion of the Gratz Merger, as well as a 59 basis points increase in the average yield on interest-earning assets. This increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities as a result of the rising interest rate environment and an increase in the average balance of deposits as a result of the completion of the Gratz Merger. The net interest margin increased 32 basis points to 3.39% for the year ended December 31, 2022 from 3.07% for the year ended December 31, 2021. Given the overall interest rate and economic environment, the Company expects to experience net interest margin compression during the upcoming year.

Interest Income: Interest income increased to $40.3 million for the year ended December 31, 2022, compared with $18.5 million for the year ended December 31, 2021 primarily due to an increase in interest income on loans as a result of the growth in average loans, following the completion of the Gratz Merger. The growth in the average balance of interest earning assets which increased $447.9 million to $971.7 million for the year ended December 31, 2022 compared to $523.8 million for the year ended December 31, 2021 contributed $18.6 million in growth of interest income. The average balance of loans increased $426.1 million during the year ended December 31, 2022 as compared to the prior year primarily as a result of the loan growth that the Company achieved since the closing of the Gratz Merger. This growth included an increase in average yield on interest earning assets which increased 59 basis points from 3.59% for the year ended December 31, 2021 to 4.18% for the year ended December 31, 2022. In general, the Company began to experience an increase in rates on interest earning assets as a result of the Federal Reserve's decisions in 2022 that increased the Fed Funds target rate from 0% to 0.25% at the beginning of 2022 to 4.25% to 4.50% at December 31, 2022. These rate increases coupled with new loan originations in 2022 resulted in the higher average yield on loans compared to 2021.

Interest Expense: Interest expense increased by $4.9 million or 204.6% to $7.3 million for the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021. The increase in interest expense was due to the increase in the average rates paid on interest bearing liabilities, which increased 37 basis points from 0.58% for the year ended December 31, 2021 to 0.95% for the year ended December 31, 2022 primarily as a result of the increase in rates of our money market demand deposits and borrowings. This increase in rates was also impacted by an increase in the average balances of interest bearing liabilities, which increased $349.8 million to $763.3 million for the year ended December 31, 2022 compared to $413.5 million for the year ended December 31, 2021 as a result of the increase in the average balance of our deposits and borrowings. The increase in the rates paid on interest-bearing liabilities during 2022 was directly correlated to the increase in the Federal Reserve's benchmark borrowing rate which increased a total of 425 basis points during 2022. Management expects that the current economic environment will continue to increase competition for deposits, which may create additional upward pressure on the Company's cost of funds in the coming quarters.

Provision for Loan Losses: The provision for loan losses increased by $642 thousand from $648 thousand for the year ended December 31, 2021 to $1.3 million for the year ended December 31, 2022. The amount of the provision for loans losses recognized during 2022 can be attributed to a few factors. The Company experienced an overall increase in criticized loans, defined as loans rated as Special Mention and Substandard, which increased $1.2 million from December 31, 2021 to December 31, 2022. Additionally, management noted that the balance of loans greater than 60 days past due increased $839 thousand at December 31, 2022 when compared to December 31, 2021. Finally, total loans increased $212.6 million at December 31, 2022 when compared to December 31, 2021, which adds an inherent increased risk of loss based on our allowance methodology. All of these factors contributed to the need to increase the allowance for loan losses through provisioning at December 31, 2022 when compared to December 31, 2021. One item that did not materially contribute to an increase in the provision for loan losses was the $1.3 million increase in non-accrual loans at December 31, 2022 when compared to December 31, 2021. These loans were individually assessed for impairment and those impairment tests showed the need for a specific reserve of only $20 thousand.

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

Non-interest Income: Non-interest income increased by $818 thousand to $3.0 million for the year ended December 31, 2022, from the $2.1 million recognized during 2021. The increase was primarily due to an increase in gain on sale of loans of $437 thousand, and an increase in earnings on bank owned life insurance of $244 thousand for the year ended December 31, 2022 compared to 2021.

Non-interest Expenses: Non-interest expenses increased $10.3 million or 59.1%, from $17.5 million for the year ended December 31, 2021, to $27.8 million for the year ended December 31, 2022. The increase was primarily due to the full-year impact of the Gratz Merger, resulting in increases in (1) salaries and employee benefits of $9.2 million due to increased employee headcount from the combined company and also due to an increase in employees to facilitate loan growth and foster deposit relationships, (2) equipment and data processing of $1.6 million, and (3) FDIC insurance of $409 thousand, and (4) other expenses of $593 thousand. These increases were offset by a decrease of $3.6 million in merger & system conversion related expenses, from $4.6 million for the year ended December 31, 2021 to $973 thousand for the year ended December 31, 2022.

Income Tax Benefit/Expense: Income tax expense for the year ended December 31, 2022 totaled $1.2 million compared to income tax benefit of $189 thousand for 2021 as a result of an increase in income before income tax expense. The income tax expense recognized for the year ended December 31, 2022 was the direct result of our net income adjusted for tax free income and non-deductible expenses. We recognized income tax expense for the year ended December 31, 2022 at an effective tax rate of 17.9% which is less than our statutory tax rate of 21%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of December 31, 2022 totaled $206.2 million, or 76% of our certificates of deposit, and 22% of total deposits. Of these certificates of deposits, $70 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At December 31, 2022, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $301.4 million. There were $20.9 million in short-term FHLB advances outstanding at December 31, 2022.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions that provide an available $51.0 million of additional liquidity at December 31, 2022. During the first quarter of 2023, the Company also established $8.3 million of available credit at the Federal Reserve Bank's Discount Window.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2022 and 2021, the Bank met the capital requirements to be considered “well capitalized.” See Note 17 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Critical Accounting Estimates

It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimate, which have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The more significant areas in which the Company's management applies critical assumptions and estimates include the following:

Allowance for loan losses: The loan portfolio is the biggest asset on the Company's balance sheet. The allowance for loan losses represents management's estimate of probable incurred losses in the loan portfolio at the balance sheet date. A provision for loan losses is recorded to adjust the level of the allowance for loan losses as deemed necessary by management. The allowance for loan losses consists of general, allocated, and unallocated components. In estimating losses inherent in the loan portfolio for the general component, assumptions and judgment are applied related to estimated losses on pools of homogeneous loans based on the Company's historical loss experience, peer loss experience, consideration of current economic trends and conditions, industry trends, portfolio trends, borrower specific data, and other qualitative and quantitative factors, all of which may be subject to significant change. The allocated component relates to loans that are classified as impaired. Generally, our impaired loans are collateral-dependent and impairment is measured through the collateral method. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses.

Loans acquired at a discount, that is, in part, attributable to credit quality, are initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for loan losses. Cash flows expected at acquisition, in excess of estimated fair value, are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the allowance for loan losses. Subsequent improvements in expected cash flows result, first, in the recovery of any applicable allowance for loan losses and, then, in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes to those estimates and assumptions and also in adjustment of the allowance for loan losses, or, in the case of loans acquired at a discount, increases in interest income in future periods.

Business Combinations: The Company accounts for acquisitions under the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on their purchase date. As provided for under accounting principles generally accepted in the United States of America, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management considers such values to be the Day 1 Fair Values for the acquisition transactions. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LINKBANCORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LINKBANCORP, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) - Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $927.9 million as of December 31, 2022, and the associated ALL was $4.7 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

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

Auditing the Company’s accounting for the reverse acquisition was complex due to the significant estimation required by management to determine the fair value of the loans acquired and intangible assets, which includes core deposit intangibles, of $9.1 million and $1.2 million, respectively. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value, including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral, and interest rate environment. The Company determined the fair value of the core deposit intangibles by using a discounted cash flow model based on various factors, including discount rate, attrition rate, interest rate, cost of alternative funds, and net maintenance costs. The significant estimation was primarily due to the judgment involved in determining the discount rate used to discount the expected cash flows for acquired loans and core deposit intangibles, along with other factors described above, to establish the acquisition-date fair value of the loans and core deposit intangibles. These factors are forward-looking and could be affected by future economic and market conditions.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 30, 2023

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$4,209	$8,620
Interest-bearing deposits with other institutions	25,802	13,970
Cash and cash equivalents	30,011	22,590
Certificates of deposit with other banks	5,623	12,828
Securities available for sale, at fair value	78,813	103,783
Securities held to maturity (Fair value of $30,080 and $0, respectively)	31,822	—
Loans held for sale	—	3,860
Loans receivable	927,871	714,816
Less: Allowance for loan losses	(4,666)	(3,152)
Net loans	923,205	711,664
Investments in restricted bank stock	3,377	2,685
Premises and equipment, net	6,743	5,289
Right-of-Use Asset – Premises	10,219	4,680
Bank-owned life insurance	19,244	18,787
Goodwill and other intangible assets	36,894	37,152
Deferred tax asset	5,619	4,038
Accrued interest receivable and other assets	12,084	5,407
TOTAL ASSETS	$1,163,654	$932,763
LIABILITIES
Deposits:
Demand, noninterest bearing	$192,773	$129,243
Interest bearing	753,999	642,422
Total deposits	946,772	771,665
Other borrowings	20,938	19,814
Subordinated debt	40,484	20,696
Operating lease liabilities	10,219	4,680
Accrued interest payable and other liabilities	6,688	6,285
TOTAL LIABILITIES	1,025,101	823,140

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 1, 8, and 18)

SHAREHOLDERS’ EQUITY
Preferred stock (At December 31, 2022 and 2021: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At December 31, 2022 and 2021: $0.01 par value; 25,000,000 shares authorized; 14,939,640 and 9,826,435 shares issued and outstanding, respectively.)	149	99
Surplus	117,709	82,910
Retained earnings	27,100	24,836
Accumulated other comprehensive (loss) income	(6,405)	1,778
TOTAL SHAREHOLDERS’ EQUITY	138,553	109,623
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,163,654	$932,763

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$36,396	$15,924
Investment securities and certificates of deposit:
Taxable	2,175	873
Exempt from federal income tax	1,160	1,252
Other	533	447
Total interest and dividend income	40,264	18,496
INTEREST EXPENSE
Deposits	5,337	2,091
Other borrowings	441	50
Subordinated debt	1,501	249
Total interest expense	7,279	2,390
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	32,985	16,106
Provision for loan losses	1,290	648
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,695	15,458
NONINTEREST INCOME
Service charges on deposit accounts	832	733
Bank-owned life insurance	497	253
Net realized gains on the sales of debt securities, available for sale	13	74
Gain on sale of loans	753	316
Other	862	763
Total noninterest income	2,957	2,139
NONINTEREST EXPENSE
Salaries and employee benefits	16,224	6,999
Occupancy	2,119	913
Equipment and data processing	3,047	1,437
Professional fees	1,236	685
FDIC insurance	640	231
Bank shares tax	786	434
Merger & system conversion related expenses	973	4,584
Other	2,807	2,214
Total noninterest expense	27,832	17,497
Income before income tax expense (benefit)	6,820	100
Income tax expense (benefit)	1,222	(189)
NET INCOME	$5,598	$289
EARNINGS PER SHARE, BASIC	$0.49	0.04
EARNINGS PER SHARE, DILUTED	$0.49	0.04
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	11,310,386	6,879,658
DILUTED	11,310,386	7,250,463

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2022	2021
(In Thousands)
Net income	$5,598	$289
Components of other comprehensive loss:
Unrealized loss on available-for-sale securities	(10,346)	(1,716)
Tax effect	2,173	360
Net of tax amount	(8,173)	(1,356)

Reclassification adjustment for debt securities gains realized in net income	(13)	(74)
Tax effect	3	16
Net of tax amount	(10)	(58)
Total other comprehensive loss	(8,183)	(1,414)
Total comprehensive loss	$(2,585)	$(1,125)

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021		9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income		—	—	—	5,598	—	5,598
Dividends declared ($0.30 per share)		—	—	—	(3,334)	—	(3,334)
Issuance of shares of common stock, net proceeds		5,101,205	50	34,600	—	—	34,650
Exercise of stock options		12,000	—	120	—	—	120
Stock option expense		—	—	79	—	—	79
Other comprehensive loss		—	—	—	—	(8,183)	(8,183)
Balance, December 31, 2022		14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553

(In Thousands, except share data)		Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	*	5,715,950	$57	$21,604	$26,009	$3,192	$(188)	$50,674
Net income		—	—	—	289	—	—	289
Dividends declared ($0.205 per share)		—	—	—	(1,462)	—	—	(1,462)
Impact of merger with GNB Financial Services, Inc.		4,098,485	41	61,167	—	—	188	61,396
Exercise of stock options		12,000	1	119	—	—	—	120
Stock option expense		—	—	20	—	—	—	20
Other comprehensive loss		—	—	—	—	(1,414)	—	(1,414)
Balance, December 31, 2021		9,826,435	$99	$82,910	$24,836	$1,778	$—	$109,623

* Common Stock Shares, Common Stock Amount, Surplus, and Dividends per share amount have been retrospectively adjusted to reflect the effect of the recapitalization due to the Gratz Merger, which has been accounted for as a reverse acquisition.

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(In Thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$5,598	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,290	648
Depreciation	850	355
Amortization of intangible assets	258	125
(Accretion) amortization of premiums and (discounts), net	(1,947)	1,379
Origination of loans to be sold	(9,362)	(12,079)
Proceeds from loan sales	10,115	13,410
Gain on sale of loans	(753)	(316)
Share-based and deferred compensation	656	292
Capitalized mortgage servicing rights	(71)	(169)
Bank-owned life insurance income	(497)	(253)
Gain on sale of debt securities, available for sale	(13)	(74)
Change in accrued interest receivable and other assets	(3,605)	(165)
Change in accrued interest payable and other liabilities	(175)	1,332
Net cash provided by operating activities	2,344	4,774

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	513	11,371
Proceeds from calls and maturities	1,245	2,900
Proceeds from principal repayments	11,903	21,592
Purchases	-	(14,192)
Investment securities held to maturity
Proceeds from principal repayments	2,585	—
Purchases	(34,389)	—
Purchase of certificates of deposit with other banks	-	(249)
Proceeds from redemptions of certificates of deposit with other banks	7,205	4,472
Purchase of restricted investment in bank stocks	(7,996)	(536)
Redemption of restricted investment in bank stocks	7,304	1,122
Increase in loans, net	(206,406)	(66,472)
Purchase of bank-owned life insurance	-	(5,000)
Proceeds from death benefit under bank-owned life insurance	41	191
Proceeds from disposal of premises and equipment	-	131
Purchase of premises and equipment	(2,304)	(260)
Purchase of computer software	(2,291)	-
Net cash acquired through merger and acquisition	-	39,885
Net cash used in investing activities	(222,590)	(5,045)

FINANCING ACTIVITIES
Increase in deposits, net	175,107	5,381
Change in short-term borrowings, net	1,124	—
Proceeds from issuance of subordinated debt	20,000	—
Repayments of other borrowings	—	(14,340)
Issuance of shares from exercise of stock options	120	120
Dividends paid	(3,334)	(1,462)
Net proceeds from issuance of common stock	34,650	—
Net cash provided by (used in) financing activities	227,667	(10,301)
Increase (decrease) in cash and cash equivalents	7,421	(10,572)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,590	33,162
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,011	$22,590

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$6,585	$2,520
Income taxes	$395	$560
MERGER AND ACQUISITION CASH FLOW DISCLOSURES
Non-cash assets acquired:
Securities available for sale	$—	$3,111
Loans	—	415,905
Investments in restricted bank stock	—	1,039
Premises and equipment	—	2,087
Right-of-Use Asset	—	4,544
Bank-owned life insurance	—	4,784
Goodwill	—	33,508
Intangible assets	—	1,246
Deferred tax assets	—	3,675
Accrued interest receivable and other assets	—	3,295
Liabilities assumed:
Deposits	—	391,160
Other borrowings	—	33,034
Subordinated debt	—	20,740
Operating lease liabilities	—	4,544
Accrued interest payable and other liabilities	—	2,026
Net non-cash assets acquired	—	61,396
Cash and cash equivalents acquired	$—	$49,962

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All dollar amounts are presented in thousands, except share and per share amounts)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations

LINKBANCORP, Inc. (the “Company” or "LINKBANCORP") was incorporated on April 6, 2018, under the laws of the Commonwealth of Pennsylvania. The Company was formed with the intent of becoming a bank holding company through acquisition of a bank.

On September 17, 2018, the Pennsylvania Department of Banking and Securities (the "PADOBS") approved the acquisition of 100 percent of the shares of Stonebridge Bank, subject to recapitalization of the bank and continued compliance with capital ratios outlined in Note 17. On October 5, 2018, LINKBANCORP, Inc. purchased 100 percent of the outstanding shares of Stonebridge Bank, from its former parent company Stonebridge Financial Corp. under section 363 of the Bankruptcy Code. LINKBANCORP subsequently renamed the bank LINKBANK.

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank (the "Bank”) entered into an Agreement and Plan of Merger (the “Gratz Merger Agreement”) pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution. The merger was consummated effective September 18, 2021. In markets other than the pre-merger Gratz Bank areas, the Bank operated as "LINKBANK, a division of The Gratz Bank." Effective November 4, 2022, the Bank began to operate under one brand under the name LINKBANK.

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its ten Solutions Centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and loan production offices located in Chester and York Counties, all within Pennsylvania. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

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

The Company’s results of operations for 2021 and 2022 include the results of operations of the combined company on and after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of GNBF and do not include the results of operations of LINKBANCORP. The number of shares issued and outstanding, earnings per share, additional paid-in capital, dividends paid and all references to share quantities of the Company have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of GNBF common stock in the Gratz Merger. The assets and liabilities of LINKBANCORP as of the Merger Date have been recorded at their estimated fair value and added to those of GNBF. See Note 2. Merger for further information.

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

Initial Public Offering

In September 2022, the Company completed its initial public offering ("IPO") whereby it issued and sold 5,101,205 shares of common stock at a public offering price of $7.50 per share. The Company received net proceeds of $34,650 after deducting underwriting discounts and commissions of $2,487 and other offering expenses of $1,114. The Company plans to use the proceeds to support the Bank's current growth, its future growth initiatives, and for general corporate purposes. The Company's common stock now trades on the Nasdaq Capital Market under the symbol "LNKB."

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Reclassifications had no effect on prior year net income or shareholders' equity.

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

Investment Securities

Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These investment securities are carried at fair value. Fair values of securities available for sale are determined by using Level 2 fair value measures calculated through the use of matrix pricing. Matrix pricing is a common mathematical technique that does not rely exclusively on quoted market prices for specific securities but rather utilizes the security’s relationship to other benchmark quoted prices in determining fair value. The Company uses independent service providers to calculate our Level 2 fair value measures. Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of other comprehensive income until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold on the trade date. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no material changes in the Bank’s accounting policies or methodology related to the allowance for loan losses during the year ended December 31, 2022.

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

Purchased Credit Impaired Loans

The Company purchased loans in connection with the Gratz Merger. These purchased credit impaired (“PCI”) loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimate indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Investment in Restricted Stock, at Cost

The Company holds restricted stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Atlantic Community Bancshares, Inc. (“ACBB”) which is carried at cost. The Company holds $194 of ACBB stock at both December 31, 2022 and 2021. The Company holds $3,183 and $2,491 of FHLB stock at December 31, 2022 and 2021, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

Other Real Estate Owned

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other noninterest income or other noninterest expense. As of December 31, 2022 and 2021, the Company had no other real estate owned. As of December 31, 2022, the Company has initiated formal foreclosure proceedings on no consumer residential mortgages, which have not yet been transferred into foreclosed assets.

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

Stock Warrants

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of December 31, 2022 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.

Based on the contractual terms, the warrants do not fall within the scope of ASC 480-10, Distinguishing Liabilities from Equity, and they meet the requirements within ASC 815, Derivatives and Hedging, to be classified within shareholders’ equity. The fair value of these shares upon issuance using the Black-Scholes model was zero, based on the fair value for the stock on the date of grant.

Comprehensive Income

Comprehensive Income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.

Treasury Stock
Common stock shares repurchased are recorded as treasury stock, at cost on the consolidated balance sheets, on a settlement date basis. Gains and losses on subsequent reissuance of shares are credited or charged to surplus using the average cost method.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2022 and 2021 were $370 and $171, respectively, and were included within Other Expenses within the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2022. The adoption of this standard did not have a material effect on the Company's operating results or financial condition upon adoption at January 1, 2023.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. This model is also applicable to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the amendments in ASU 2016-03 require credit losses on available-for-sale debt securities to be presented as a valuation rather than as a direct write down. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on these financial instruments. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses ("CECL") that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

The Company adopted ASU 2016-13 effective January 1, 2023. The impact of adoption resulted in an estimated increase to the allowance for credit losses between $5,500 and $7,500. Existing PCI assets were grandfathered and classified as purchased credit deteriorated ("PCD") assets at the date of adoption. The assets were grossed up for the allowance for expected losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Separate from the estimated increase in the allowance for credit losses disclosed above, the required liability for unfunded commitments at January 1, 2023 is estimated to fall within the range of $800 to $1,100 as commitments that are not unconditionally cancelable require an allowance for credit losses utilizing the same loss factors as loans. This allowance was recorded within other liabilities. The resulting impact of these allowances will be a decrease to retained earnings on the Company's Consolidated Balance Sheets, equal to the qual to the after-tax impact of the increase in allowance balances, with the tax impact being recorded as a deferred tax asset on the Company's Consolidated Balance Sheets. The Company did not identify any available-for-sale debt securities requiring allowances to be established upon adoption of the standard on January 1, 2023. The Company evaluated its corporate debentures and structured mortgage-backed securities within its held to maturity debt securities and determined that as of January 1, 2023, the risk of loss within both pools was remote. As such, the allowance for debt securities held to maturity established upon adoption of the standard on January 1, 2023 was immaterial. The Company is continuing to validate our CECL model, estimates and adoption methodologies and the estimated impacts described above are subject to change based on our continuing refinement of our model.

The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in over a three-year period the effects of CECL on its regulatory capital upon the adoption of the CECL standard. The Company does expect to exercise the phase-in option.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which added to ASU 2020-04 on optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The Company has identified our loan receivables that have an interest rate indexed to LIBOR and is currently assessing the appropriate transition path. As such, the Company does not have an estimate of the financial impact of this update but does not expect the impact to be material to the financial statements of the Company.

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

2. MERGERS AND ACQUISITIONS

Partners Bancorp

On February 22, 2023, the Company entered into an Agreement and Plan of Merger (the "Partners Merger Agreement") with Partners Bancorp ("Partners"), a Maryland corporation, and the holding company for Bank of Delmarva and Virginia Partners Bank, based in Seaford, Delaware and Fredericksburg, Virginia, respectively. At December 31, 2022, Partners had total assets of $1.57 billion, total loans of $1.23 billion, total deposits of $1.34 billion, and 17,973,724 shares outstanding. The Partners Merger Agreement provides that, subject to the terms and conditions thereof, Partners will merge with and into the Company, with the Company as the surviving corporation, and that Bank of Delmarva and Virginia Partners Bank will merge with and into LINKBANK, with LINKBANK as the surviving bank. The Partners Merger is expected to close in the third quarter of 2023, subject to the satisfaction of closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company. The acquisition will introduce the Company's operations into northern Virginia, eastern Maryland, Delaware, and southern New Jersey.

Pursuant to the Partners Merger Agreement as of the effective date, each share of Partners common stock outstanding will be converted into the right to receive 1.150 of shares of the Company, par value $0.01 per share. Holders of Partners common stock will receive cash in lieu of fractional shares.

GNB Financial Services, Inc.

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

Under the Gratz Merger Agreement, GNBF shareholders had the opportunity to elect to receive $87.68 per share in cash or 7.3064 of LINKBANCORP common shares for each share they own. The agreement provided for proration procedures intended to ensure that, in the aggregate, at least 80% of the GNBF common shares outstanding will be exchanged for LINKBANCORP common stock. The Gratz Merger was effective on September 18, 2021, with the GNBF shareholders collectively electing to receive cash for 14.865% of their shares and LINKBANCORP common shares for 85.135% of existing GNBF shares. These elections resulted in LINKBANCORP issuing 4.85 million common shares to GNBF shareholders which represented approximately 49.4% of the post-merger outstanding common shares of the Company.

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

The Company accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, the Company records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company is continuing to finalize the fair values of loans, intangible assets, and income taxes. The Company finalized the fair values of loans, intangible assets, other assets, income taxes, and liabilities as of September 18, 2022. The purchase price for the Gratz Merger is allocated in the table below.

Total Consideration in the Merger		$71,473

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$49,962
Securities available for sale	3,111
Loans	415,905
Premises and equipment	2,087
Right-of-use asset	4,544
Intangible assets	1,246
Investment in bank owned life insurance	4,784
Deferred taxes	3,675
Other assets	4,394
Total Assets Acquired	489,708

Calculated Fair Value of Liabilities Assumed
Deposits	391,160
Long term borrowings	33,034
Subordinated debt	20,740
Operating lease liabilities	4,544
Other liabilities	2,265
Total Liabilities Assumed	451,743
Net Assets Acquired		37,965
Goodwill From the Merger		$33,508

The following table summarizes the Gratz Merger as of September 18, 2021:

Total Consideration in the Merger		$71,473

LINKBANCORP, Inc. shareholders’ equity	$43,124
LINKBANCORP, Inc. goodwill and intangibles	(1,353)

Fair Value Adjustments:
Loans
Interest rate	(1,521)
General credit	(6,346)
Credit adjustment for loans acquired with deteriorated credit quality	(1,243)
Remove existing deferred loan fees, net at acquisition	1,192
Remove the allowance for loan losses present at acquisition	4,953
Intangible assets	1,146
Other assets	(991)

Time deposits	(231)
Subordinated debt	(765)
		37,965
Goodwill From the Merger		$33,508

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

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment for the acquired loan portfolio. The three fair value adjustments employed were for loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments and for ASC 310-30 purchased credit impaired loans a specific credit fair value adjustment was made. The acquired loans were recorded at fair value at the acquisition date without carryover of LINKBANCORP’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with an unpaid principal balance of $425.0 million.

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

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information as of December 31, 2021 presents the consolidated results of operations of GNBF and LINKBANCORP as if the Gratz Merger occurred as of January 1, 2020 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2020. Merger related expenses incurred by the Company during the year ended December 31, 2021 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had GNBF merged with LINKBANCORP, Inc. at the beginning of 2020. The pro forma amounts for the years ended December 31, 2021 do not reflect the anticipated cost savings that had not yet been realized.

(Dollars in thousands)
Net interest income	$28,075
Non-interest income	2,551
Net income (loss)	8,159
Basic earnings (loss) per common share	$0.83
Diluted earnings (loss) per common share	$0.80

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	December 31, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$858	$—	$(15)	$843
Obligations of state and political subdivisions	44,189	14	(4,034)	40,169
Mortgage-backed securities in government-sponsored entities	41,873	—	(4,072)	37,801
	$86,920	$14	$(8,121)	$78,813
Held to Maturity:
Corporate debentures	$14,993	$—	$(994)	$13,999
Structured mortgage-backed securities	16,829	—	(748)	16,081
	$31,822	$—	$(1,742)	$30,080

	December 31, 2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$1,099	$—	$(15)	$1,084
Obligations of state and political subdivisions	46,115	2,405	(38)	48,482
Mortgage-backed securities in government-sponsored entities	54,239	382	(404)	54,217
	$101,453	$2,787	$(457)	$103,783

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$334	$(1)	$509	$(14)	$843	$(15)
Obligations of state and political subdivisions	34,836	(3,372)	2,559	(662)	37,395	(4,034)
Mortgage-backed securities in government-sponsored entities	18,052	(1,538)	19,749	(2,534)	37,801	(4,072)
	$53,222	$(4,911)	$22,817	$(3,210)	$76,039	$(8,121)
Held to Maturity:
Corporate debentures	$13,999	$(994)	$—	$—	$13,999	$(994)
Structured mortgage-backed securities	16,081	(748)	—	—	16,081	(748)
	$30,080	$(1,742)	$—	$—	$30,080	$(1,742)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$—	$—	$1,084	$(15)	$1,084	$(15)
Obligations of state and political subdivisions	3,189	(38)	—	—	3,189	(38)
Mortgage-backed securities in government-sponsored entities	23,420	(266)	4,687	(102)	28,107	(368)
	$26,609	$(304)	$5,771	$(117)	$32,380	$(421)

The Company reviews its position quarterly and believes that as of December 31, 2022 and 2021, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 175 and 41 available for sale debt securities with unrealized losses at December 31, 2022 and 2021, respectively. There were ten and zero held-to-maturity debt securities with unrealized losses at December 31, 2022 and 2021, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

Our corporate debenture portfolio as of December 31, 2022 contained $3,000 of an investment in subordinated notes issued by Signature Bank. As a result of and subsequent to the failure of Signature Bank during the first quarter of 2023, the Company sold its investment in the Signature Bank subordinated notes and incurred a pre-tax gross loss of approximately $2,445 before applying the CECL reserve allocated to this security.

As of December 31, 2022, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$314	$314	$—	$—
Due after one year through five years	6,480	6,340	3,000	2,888
Due after five years through ten years	12,701	11,949	11,993	11,111
Due after ten years	25,552	22,408	—	—
Mortgage-backed securities and Collateralized mortgage obligations	41,873	37,802	16,829	16,081
	$86,920	$78,813	$31,822	$30,080

The following table summarizes sales of debt securities:

(In Thousands)	For the Year Ended December 31,
	2022	2021
Proceeds	$513	$11,371
Gross gains	13	127
Gross losses	—	(53)
Net gain	$13	$74

The Company had pledged debt securities with a carrying value of $47,418 and $45,300 to secure public monies as of December 31, 2022 and 2021, respectively.

4.
CERTIFICATES OF DEPOSIT WITH OTHER BANKS

Interest-earning certificates of deposit with other banks are held at cost. The contractual maturity of these certificates of deposit as of December 31, 2022 and 2021 is as follows:

	December 31,
(in Thousands)	2022	2021
Due in one year or less	$3,382	$7,205
Due after one year through five years	2,241	5,623
	$5,623	$12,828

5.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	December 31, 2022	December 31, 2021
Agriculture loans	$15,591	$9,341
Commercial loans	103,874	98,604
Paycheck Protection Program ("PPP") loans	881	23,774
Commercial real estate loans	540,914	338,749
Residential real estate loans	250,832	231,302
Consumer and other loans	10,057	7,087
Municipal loans	5,466	6,182
	927,615	715,039
Deferred costs (fees)	256	(223)
Allowance for loan losses	(4,666)	(3,152)
Total	$923,205	$711,664

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate.

At December 31, 2022 and 2021, the Company serviced residential mortgage loans for the Federal Home Loan Bank of Pittsburgh in the amount of $47,356 and $51,101, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio at December 31, 2022 and 2021.

The following table summarizes the activity in the allowance for loan losses by loan class for the years ended December 31, 2022 and 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Year Ended December 31, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	—	(1)	—	(3)	(3)	—	—	(7)
Recoveries	—	32	—	197	2	—	—	231
Provision	10	(30)	1,663	(292)	19	(3)	(77)	1,290
Ending balance	$33	$583	$2,462	$1,536	$40	$12	$0	$4,666
	For the Year Ended December 31, 2021
Allowance for loan losses:
Beginning balance	$120	$290	$314	$1,702	$35	$18	$310	$2,789
Charge-offs	—	(24)	(18)	(297)	—	—	—	(339)
Recoveries	—	22	—	32	—	—	—	54
Provision	(97)	294	503	197	(13)	(3)	(233)	648
Ending balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152

The increase in the allowance for loan losses allocated to the commercial loans and commercial real estate loans can be attributed to loan growth in both loan portfolios, and for commercial real estate loans, the increase in the carrying value of loans that have been risk rated as Special Mention and Substandard as of December 31, 2022. Please see the "Credit Quality Information" section below for further details.

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at December 31, 2022 and 2021.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2022
Allowance for loan losses:
Ending balance	$33	$583	$2,462	$1,536	$40	$12	$—	$4,666
Ending balance: individually evaluated for impairment	$—	$20	$—	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	$33	$563	$2,462	$1,536	$40	$12	$—	$4,646
Loans:
Ending balance	$15,591	$104,755	$540,914	$250,832	$10,057	$5,466		$927,615
Ending balance: individually evaluated for impairment	$300	$55	$2,306	$4,652	$—	$—		$7,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$2,227	$182	$—	$—		$2,409
Ending balance: collectively evaluated for impairment	$15,291	$104,700	$536,381	$245,998	$10,057	$5,466		$917,893

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2021
Allowance for loan losses:
Ending balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Loans:
Ending balance	$9,341	$122,378	$338,749	$231,302	$7,087	$6,182		$715,039
Ending balance: individually evaluated for impairment	$—	$42	$—	$709	$—	$—		$751
Ending balance: loans acquired with deteriorated credit quality	$—	$512	$4,394	$650	$—	$—		$5,556
Ending balance: collectively evaluated for impairment	$9,341	$121,824	$334,355	$229,943	$7,087	$6,182		$708,732

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $2,409 at December 31, 2022.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all PCI loans acquired through the Merger was $6,627 and the estimated fair value of the loans was $5,384. Total contractually required payments on these loans, including interest, at acquisition was $8,509. The Company's estimate of expected cash flows was $5,793 at the acquisition date. The Company established a credit risk related non-accretable discount of $2,716 relating to these PCI loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $409 relating to these PCI loans. The remaining unamortized accretable discount at December 31, 2022 totaled $0.

The following table provides activity for the accretable yield of PCI loans for the year ended December 31, 2022.

(In Thousands)	December 31, 2022	December 31, 2021
Accretable yield, beginning of period	$307	$—
Additions	—	409
Accretion of income	(151)	(102)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	(156)	—
Accretable yield, end of period	$—	$307

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2022 and 2021. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

Loss – loans classified as a Loss are considered uncollectible and are immediately charged against allowances.

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2022 and 2021:

(In Thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$15,291	$—	$300	$—	$15,591
Commercial and PPP loans	101,980	2,721	54	—	104,755
Commercial real estate loans	533,864	2,516	4,534	—	540,914
Residential real estate loans	246,028	207	4,597	—	250,832
Consumer loans	10,057	—	—	—	10,057
Municipal loans	5,466	—	—	—	5,466
Total	$912,686	$5,444	$9,485	$—	$927,615

(In Thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$9,341	$—	$—	$—	$9,341
Commercial and PPP	117,918	3,757	703	—	122,378
Commercial real estate loans	332,156	2,077	4,516	—	338,749
Residential real estate loans	228,664	1,657	981	—	231,302
Consumer loans	7,087	—	—	—	7,087
Municipal loans	6,182	—	—	—	6,182
Total	$701,348	$7,491	$6,200	$—	$715,039

The following tables present an aging analysis of the recorded investment of past-due loans.

	December 31, 2022
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$193	$48	$149	$390	$15,201	$—	$15,591	$149
Commercial and PPP loans	111	21	54	186	104,569	—	104,755	54
Commercial real estate loans	863	88	190	1,141	537,546	2,227	540,914	—
Residential real estate loans	2,474	137	1,176	3,787	246,863	182	250,832	540
Consumer loans	254	58	—	312	9,745	—	10,057	—
Municipal loans	—	—	—	—	5,466	—	5,466	—
Total	$3,895	$352	$1,569	$5,816	$919,390	$2,409	$927,615	$743

	December 31, 2021
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans	Total > 90 Days and Accruing
Agriculture loans	$83	$—	$—	$83	$9,258	$—	$9,341	$—
Commercial and PPP loans	66	—	—	66	121,800	512	122,378	—
Commercial real estate loans	245	—	—	245	334,110	4,394	338,749	—
Residential real estate loans	1,427	211	869	2,507	228,145	650	231,302	762
Consumer loans	31	2	—	33	7,054	—	7,087	—
Municipal loans	—	—	—	—	6,182	—	6,182	—
Total	$1,852	$213	$869	$2,934	$706,549	$5,556	$715,039	$762

Impaired Loans

The following tables present the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	As of December 31, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$300	$300	$—
Commercial loans	35	55	—
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—
With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	20	20	20
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
Total
Agriculture loans	$300	$300	$—
Commercial loans	55	75	20
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$7,313	$7,370	$20

As of December 31, 2021
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	42	61	—
Commercial real estate loans	—	—	—
Residential real estate loans	709	779	—
Consumer loans	—	—	—
Municipal loans	—	—	—

With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	—	—	—
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$—	$—	$—
Commercial loans	42	61	—
Commercial real estate loans	—	—	—
Residential real estate loans	709	779	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$751	$840	$—

	For the Year Ended December 31,
	2022		2021
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$200	$9	$—	$—
Commercial loans	39	—	—	—
Commercial real estate loans	2,365	125	—	—
Residential real estate loans	4,772	159	759	20
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	7,376	293	759	20
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	23	1	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	23	1	—	—
Total	$7,399	$294	$759	$20

The following table present nonaccrual loans by classes of the loan portfolio:

(In Thousands)	December 31, 2022	December 31, 2021
Commercial and PPP loans	$35	$39
Commercial real estate loans	231	144
Residential real estate loans	1,652	449
Consumer loans	—	2
Total	$1,918	$634

The above nonaccrual loans as of December 31, 2022 and 2021 exclude PCI loans with balances of $2,409 and $5,556, respectively. Management does not consider these loans to be non-performing as they are accounted for under the accretable yield method and are performing in line with expectations as of December 31, 2022 and 2021.

Approximately $540,914 or 58.3% of the Bank’s loan portfolio was in commercial real estate loans at December 31, 2022. While the Bank does not have a concentration of credit risk with any single borrower or industry, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. The Bank mitigates this risk through conservative underwriting policies and procedures. In addition, $139,555 of real estate-commercial loans were owner occupied properties as of December 31, 2022. These types of loans are generally considered to involve less risk than nonowner-occupied mortgages.

At December 31, 2022 and 2021, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0 and $1,120, respectively.

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

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of December 31, 2022 and 2021, the Company had no loans identified as TDRs. There were also no new loan modifications during the periods that were considered TDRs.

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

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2022, the Company had no loans that remain on a CARES Act modification.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.
7.
PROPERTY, PLANT, AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	December 31,
(In Thousands)	2022	2021
Land	$689	$689
Buildings and improvements	4,170	4,190
Furniture, fixtures, and equipment	4,651	2,939
Leasehold Improvements	2,489	941
	11,999	8,759
Accumulated Depreciation	(5,256)	(3,470)
Total	$6,743	$5,289

Depreciation expense was $850 and $355 for 2022 and 2021, respectively.

8.
LEASE COMMITMENTS

The following table presents information associated with our obligations under leases for the years ended December 31, 2022 and 2021:

	2022	2021
Weighted-average remaining term (years)	11.0	12.9
Weighted-average discount rate	5.1%	4.9%

Total lease expense recorded during the years ended December 31, 2022 and 2021 was $805 and $206, respectively. The Company leases its administration and operating facility and six offices under lease agreements with various expirations through 2039.

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

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2022:

(In Thousands)	Amount
2023	$1,167
2024	1,179
2025	1,170
2026	1,205
2027 and thereafter	8,897
Total Undiscounted Cash Flows	$13,618
Discount on Cash Flows	(3,399)
Total lease liabilities	$10,219

9.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Beginning of year	$35,842	$2,333
Acquired Goodwill	—	33,509
Impairment	—	—
End of year	$35,842	$35,842

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At December 31, 2022, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$1,566	$787	$1,566	$589
Trade name intangibles	348	75	348	15
Total	$1,914	$862	$1,914	$604

Aggregate amortization expense for the years ended December 31, 2022 and 2021 was $258 and $125, respectively.

Expected aggregate annual amortization expense for the next five years assuming no new acquisitions or impairments is as follows:

(In Thousands)
2023	$233
2024	208
2025	181
2026	162
2027	129
2028 and thereafter	139
$1,052

10.
DEPOSITS

Deposit accounts are summarized as follows:

	December 31, 2022		December 31, 2021
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$192,773	20.36%	$129,243	16.75%
Demand, interest-bearing	254,478	26.88	256,258	33.21
Money market and savings	228,048	24.09	205,843	26.68
Time deposits, $250 and over	45,616	4.82	56,266	7.29
Time deposits, other	225,857	23.86	124,055	16.08
	$946,772	100.0%	$771,665	100.0%

The scheduled maturities of time deposits are as follows:

(In Thousands)	December 31, 2022
One year or less	$206,176
More than one year to two years	51,327
More than two years to three years	7,879
More than three years to four years	3,952
More than four years to five years	1,100
More than five years	1,039
Total	$271,473

Within time deposits other, there were $70,000 and $0 in brokered deposits outstanding at December 31, 2022 and 2021, respectively.

11.
BORROWINGS AND SUBORDINATED DEBENTURES

Other borrowings and subordinated debt was as follows:

(in Thousands)	December 31, 2022	December 31, 2021
Subordinated Debt	$40,484	$20,696
Federal Reserve PPPLF	—	19,814
Short-term borrowings	20,938	—
Total	$61,422	$40,510

Subordinated Notes Sale - 2022

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the "Agreements") with certain institutional accredited investors (the "Purchasers") and, pursuant to the Agreements, issued to the Purchasers $20,000 in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"). The investors included a related party entity that is controlled by a member of the Board of Directors of the Company, which purchased $7,000 in principal amount of the note. During the year ended December 31, 2022, the Company contributed $15,000 of the subordinated note proceeds to the Bank as equity capital, the impact of which can be seen within Note 17 Regulatory Capital Requirements later in this document.

The Notes, which mature on April 15, 2032, bear interest at a fixed annual rate of 4.50% for the period up to but excluding April 15, 2027 (the "Fixed Interest Rate Period"). From April 15, 2027 until maturity or redemption (the "Floating Interest Rate Period"), the interest rate will adjust to a floating rate equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate (SOFR), plus 203 basis points. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period. The Notes constitute unsecured and subordinated obligations of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Company cannot redeem the Notes before the fifth anniversary of the issuance date.

The Notes are intended to qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board. The Agreements and Notes contain customary subordination provisions, representations and warranties, covenants, and events of default.

Subordinated Notes - Merger

As part of the Merger, the Company assumed $20.0 million of Fixed-to-Floating Rate Subordinated Notes. The notes
(the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the the Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Short-Term Debt - FHLB Advances

At December 31, 2022, the Company had $20.9 million in short-term FHLB Advances outstanding. These advances are scheduled to mature in 2023. There were no short-term borrowings at December 31, 2021.

At December 31, 2022, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $301.4 million.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51,000 at December 31, 2022. There were no borrowings under these lines of credit at December 31, 2022 and 2021.

12.
EMPLOYEE BENEFITS

Retirement Plan

The Company maintains a 401(k) Plan for its eligible employees. The Plan allows employee contributions from their compensation as defined in the 401(k) Plan, subject to Internal Revenue Code limitations. For the year ended December 31, 2021, the Company made a 3 percent non-elective contribution to all eligible participants as of the end of the plan year, based on W-2 wages for that period. The Company also made a discretionary contribution of 6 percent of W-2 wages for the year ended December 31, 2021. Effective January 1, 2021 until September 30, 2021, the Company made a non-elective contribution of 4 percent of W-2 wages to all participants. Effective October 1, 2021, the Company matches 50 percent of the first 6 percent of the employee's contribution, and this match is immediately vested. Matching contributions to the 401(k) Plan recognized in Compensation expense for the year ended December 31, 2022 and 2021, was $278 and $65, respectively.

Deferred Compensation Plans

The Company has a deferred compensation plan for the benefit of members of the Board of Directors and certain officers. The plan provides all directors and certain officers with the ability to defer receipt of some or all of their director fees or salary and bonuses. The deferrals, along with accumulated earnings, are payable at retirement. The Bank has purchased life insurance policies that are actuarially designed to offset the annual expenses associated with the deferred compensation and the supplemental executive retirement plan (“SERP”). The Bank is the sole owner and beneficiary of all policies. The Bank accrues the estimated annual costs of the deferred amounts that will be payable at retirement. At December 31, 2022 and 2021, the accumulated liability was approximately $1,216 and $1,240, respectively. For the years ended December 31, 2022 and 2021, the Company recognized deferred compensation cost in noninterest expense of $128 and $57. Benefit payments amounted to $121 and $119 for the years ended December 31, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain executives. At December 31, 2022 and 2021, the accumulated liability was $1,650 and $953, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2022 and 2021, was $469 and $206, respectively.

13.
INCOME TAXES

The provision for income taxes consists of:

	For the Year Ended December 31,
(In Thousands)	2022	2021
Current tax expense (benefit)	$38	$(265)
Deferred tax expense	1,184	76
Total	$1,222	$(189)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

(In Thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$970	$706
Deferred compensation	602	295
Net fair value adjustment on acquired net assets	1,250	1,700
Net unrealized loss on debt securities	1,703	—
Net operating loss carryforwards	1,740	2,263
Other	379	8
Total deferred tax assets	$6,644	$4,972
Deferred tax liabilities:
Premises and equipment	$(1,025)	$(350)
Net unrealized gain on debt securities	—	(491)
Mortgage servicing rights	—	(93)
Total deferred tax liabilities	(1,025)	(934)
Net deferred tax asset	$5,619	$4,038

The Company also has a $8,288 net operating loss carryforward at December 31, 2022 of which $450 will begin to expire in 2030. The remaining $7,838 of net operating loss carryforward does not expire. The Company had no valuation allowance against its deferred tax assets in view of the Company's ability to realize the net deferred tax assets against future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

	For the Year Ended December 31,
	2022		2021
(In Thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$1,432	21.0%	$21	21.0%
Tax-exempt income on debt securities	(253)	(3.7)	(291)	(291.3)
Bank-owned life insurance	(104)	(1.5)	(53)	(53.0)
Non-deductible merger expenses	—	—	149	(149.2)
Other	147	2.1	(15)	(14.6)
Actual tax expense and effective rate	$1,222	17.9%	$(189)	(188.6)%

The Company recognized no adjustment for uncertain tax positions or unrecognized income tax benefits for the years ended December 31, 2022 and 2021. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income tax expense in the consolidated statements of operation. The Company did not recognize any interest and penalties for the years ended December 31, 2022 and 2021. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2019.

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

The following disclosures show the hierarchical disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels of pricing are as follows:

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At December 31, 2022		At December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$30,011	$30,011	$22,590	$22,590
Certificates of deposit with other banks (Level 3)	5,623	5,590	12,828	12,828
Securities held to maturity (Level 2)	31,822	30,080	—	—
Loans (Level 3)	927,871	886,944	711,664	705,706
Accrued interest receivable (Level 1)	4,661	4,661	3,022	3,022
Restricted investments in bank stock (Level 1)	3,377	3,377	2,685	2,685
Cash surrender value of life insurance (Level 1)	19,244	19,244	18,787	18,787
Financial liabilities:
Non-maturity deposits (Level 1)	675,299	675,299	591,344	591,344
Time Deposits (Level 3)	271,473	266,775	180,321	180,485
Other borrowings (Level 3)	20,938	20,938	19,814	19,819
Subordinated Notes (Level 3)	40,484	35,966	20,696	20,696
Accrued interest payable (Level 1)	797	797	103	103

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$843	$—	$843
Obligations of state and political subdivisions	—	40,169	—	40,169
Mortgage backed securities in government-sponsored entities	—	37,801	—	37,801
Total	$—	$78,813	$—	$78,813

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$1,084	$—	$1,084
Obligations of state and political subdivisions	—	48,482	—	48,482
Mortgage backed securities in government-sponsored entities	—	54,217	—	54,217
Total	$—	$103,783	$—	$103,783

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2022 and 2021are presented in the table below.

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$7,313	$7,313

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$751	$751
Loans Held for Sale	$—	$—	$3,860	$3,860

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$7,313	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Impaired loans	$751	Appraisal of collateral	(1)	Liquidation expenses	10%
Loans Held for Sale	$3,860	Appraisal of collateral	(1)	Liquidation of collateral	15%

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

15.
RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2022 and 2021 were as follows:

	2022	2021
Beginning balance	$6,376	$325
New loans	407	1,305
Effect of changes in composition of related parties	(4,654)	4,774
Net repayments in existing accounts	(276)	(28)
Ending balance	$1,853	$6,376

Deposits from principal officers, directors, and their affiliates as of December 31, 2022 and 2021 were $65,326 and $34,211, respectively.

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

The table below provides details of the Company's stock options at December 31, 2022.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2021	421,500	$10.46	7.9	$780
Granted	94,500	9.00	9.3	33
Expired/terminated	(14,000)	11.00	8.1
Exercised	(12,000)	10.00	—
Outstanding, December 31, 2022	490,000	$10.11	7.1	$33
Exercisable at period end	208,700	$10.15	6.5	$—

The exercise prices for options outstanding as of December 31, 2022 ranged from $9.00 to $14.50.

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

	December 31,
	2022	2021
Weighted average fair value of options granted	$2.37	$1.13
Dividend yield	3.70%	0.00%
Expected volatility	34.20%	4.36%
Risk-free interest rate	3.81%	0.08%
Expected life (in years)	6.2	7.0
Assumed forfeiture rate	8.00%	8.00%

Additional information related to the stock option plan during each year follows:

	December 31,
	2022	2021
Stock-based compensation expense recognized	$80	$25
Number of unvested stock options	281,300	276,300
Fair value of unvested stock options	$393	$210
Amount remaining to be recognized as expense	$291	$218

The remaining amount of $291 will be recognized ratably as expense through December 31, 2027.

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

The Bank and Company are subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2022, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of December 31, 2022 and 2021 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations:

	December 31, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$125,632	12.89%	$81,355	11.50%
For capital adequacy purposes	77,953	8.00	56,578	8.00
To be well capitalized	97,441	10.00	70,722	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$120,912	12.41%	$77,904	11.02%
For capital adequacy purposes	58,465	6.00	42,433	6.00
To be well capitalized	77,953	8.00	56,578	8.00
Common equity
(to risk-weighted assets)
Actual	$120,912	12.41%	$77,904	11.02%
For capital adequacy purposes	43,848	4.50	31,825	4.50
To be well capitalized	63,337	6.50	45,969	6.50
Tier 1 capital
(to average assets)
Actual	$120,912	10.93%	$77,904	8.85%
For capital adequacy purposes	44,248	4.00	35,230	4.00
To be well capitalized	55,311	5.00	44,038	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to lower the community bank leverage ratio to 8% beginning in the second calendar quarter of 2020 through the end of 2020. In 2021, the community bank leverage ratio increased to 8.5% for the calendar year. The community bank leverage ratio requirement returned to 9% effective January 1, 2022. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2022, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. At both December 31, 2022 and 2021, the Company has a reserve related to credit losses for off-balance sheet instruments totaling $54, which is included in other liabilities.

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	December 31, 2022	December 31, 2021
Unfunded commitments under lines of credit:
Home equity loans	$43,798	$17,774
Commercial real estate, construction, and land development	62,146	20,609
Commercial and industrial	125,205	100,440
Other	—	6,244
Total	$231,149	$145,067

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

19.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Year Ended December 31,
	2022	2021
Net income (loss)	$5,598	$289
Basic weighted average common shares outstanding	11,310,386	6,879,658
Net effect of dilutive stock options and warrants	—	370,805
Diluted weighted average common shares outstanding	11,310,386	7,250,463
Net income (loss) per common share:
Basic	$0.49	$0.04
Diluted	$0.49	$0.04

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Share-based compensation awards	—	161,100
Warrants	—	1,537,484
Total dilutive securities	—	1,698,584

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2022	2021
Share-based compensation awards	195,700	—
Warrants	1,537,484	—
Total anti-dilutive securities	1,733,184	—

20.
CONCENTRATION OF CREDIT RISK

The Company grants commercial, residential and consumer loans to customers primarily located in the South Central and Greater Delaware Valley of Pennsylvania. The concentration of credit by type of collateral is set forth in Note 5. The debtors’ ability to honor their contracts is influenced by the region’s economy.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021
Non-interest income in-scope of Topic 606
Service charges and activity fees on deposits	$995	$733
Fees on loan related activity	191	227
Other	488	367
Non-interest income (in-scope of Topic 606)	1,674	1,327
Non-interest income (out-of-scope of Topic 606)	1,283	812
Total non-interest income	$2,957	$2,139

22.
PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of LINKBANCORP follows:

Balance Sheets
	December 31,
	2022	2021
(In thousands)
ASSETS
Noninterest-bearing cash equivalents	$15,486	$276
Securities available for sale, at fair value	—	517
Investment in subsidiaries	162,029	129,181
Other Assets	1,712	365
TOTAL ASSETS	$179,227	$130,339
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$40,484	$20,696
Other liabilities	190	20
Shareholders' equity	138,553	109,623
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,227	$130,339

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2022	2021
(in thousands)
Income:
Interest income	$11	$18
Dividend income from subsidiaries	—	724
Expenses:
Interest expense	1,501	249
Other noninterest expenses	564	794
Income before income tax	(2,054)	(301)
Income tax benefit	(407)	(199)
	(1,647)	(102)
Equity in undistributed subsidiary income	7,245	391
Net income	$5,598	$289
Comprehensive Loss	$(2,585)	$(1,125)

Condensed Statements of Cash Flows
	Years Ended December 31,
	2022	2021
(in thousands)
OPERATING ACTIVITIES
Net income	$5,598	$289
Adjustments:
Undistributed earnings of subsidiaries	(7,245)	(391)
Amortization of premiums and discounts	(212)	—
Other, net	(1,171)	(72)
Net cash used in operating activities	(3,030)	(174)

INVESTING ACTIVITIES
Net cash acquired through merger and acquisition	—	3,080
Investments in subsidiaries	(35,000)	(1,300)
Cash dividends from subsidiaries	1,300	—
Sales of securities	504	—
Net cash (used in) provided by investing activities	(33,196)	1,780

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	34,650	—
Proceeds from issuance of subordinated notes	20,000	—
Issuance of shares from exercise of stock options	120	120
Dividends paid	(3,334)	(1,462)
Net cash provided by (used in) financing activities	51,436	(1,342)
Increase in cash and cash equivalents	15,210	264
Cash and cash equivalents at the beginning of the period	276	12
Cash and cash equivalents at the end of the period	$15,486	$276

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Management's report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because LINKBANCORP, Inc. is an emerging growth company.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Item 11. Executive Compensation.

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan	395,500	$10.46	-
2022 Equity Incentive Plan	94,500	$9.00	380,500
Equity compensation plans not approved by security holders	-	$-	-
Total	490,000	$10.11	380,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding Certain Relationships and Related Transactions, and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets at December 31, 2022 and 2021

(C) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

(E) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022 and 2021

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(G) Notes to the Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None.

(a) (3)

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 22, 2023, by and between LINKBANCORP, Inc. and Partners Bancorp., incorporated by reference to Exhibit 2.1 to Form 8-K, filed February 22, 2023

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Form S-4 Registration Statement, filed May 7, 2021

4.1	Specimen stock certificate, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement, filed May 6, 2021

4.2.	LINKBANCORP, inc. 5.00% Fixed to Floating Rate Subordinated Note Due October 1, 2030, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement, filed May 7, 2021

4.3	Form of Warrant, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement, filed May 7, 2021

4.4	Form of 4.50% Fixed to Floating Rate Subordinated Note due 2032 of LINKBANCORP, Inc., incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 11, 2022

4.5	Description of Common Stock

10.1*	LINKBANCORP 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form S-4 Registration Statement, filed May 7, 2021

10.2*	Form of Incentive Stock Option (ISO) Agreement, incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, filed May 7, 2021

10.3*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 to Form S-4 Registration Statement, filed May 7, 2021

10.4*	Form of Amendment to the Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 22, 2023

10.5*	Form of Waiver of Accelerated Vesting Upon Change in Control, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on February 22, 2023

10.6*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on February 22, 2023

10.7*	LINKBANK Split Dollar Life Insurance Plan, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to Form S-4 Registration Statement, filed May 7, 2021

10.8*	[Reserved]

10.9*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2021

10.10*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 3, 2021

10.11*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 3, 2021

10.12*	Change in Control Agreement between LINKBANCORP, Inc., The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.4 to Form 8-K filed November 3, 2021

10.13*	Supplemental Executive Retirement Plan Agreement between The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.5 to Form 8-K filed November 3, 2021

10.14*	Deferred Compensation Agreement between The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.6 to Form 8-K filed November 3, 2021

10.15*	Deferred Compensation Agreement between The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.7 to Form 8-K filed November 3, 2021

10.16*	Deferred Compensation Agreement between The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.8 to Form 8-K filed November 3, 2021

10.17*	LINKBANCORP, Inc. Executive Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2022

10.18*	Supplemental Executive Retirement Plan Agreement with Wesley M. Weymers, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 31, 2022

10.19*	Director Deferred Compensation Agreement with Wesley M. Weymers, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2022

10.20*	Director Deferred Compensation Agreement with David H. Koppenhaver, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 31, 2022

10.21*	Director Deferred Compensation Agreement with Timothy J. Allison, incorporated by reference to Exhibit 10.21 to Form 10-K, filed March 31, 2022

10.22*	Executive Deferred Compensation Agreement with Timothy J. Allison, incorporated by reference to Exhibit 10.22 to Form 10-K, filed March 31, 2022

10.23*	Director Deferred Compensation Agreement with Joseph Michetti, Jr., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2022

10.24*	Retirement Separation Agreement for Wesley M. Weymers, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2023

10.25

Form of Subordinated Note Purchase Agreement, dated April 8, 2022, by and between LINKBANCORP, Inc. and the several Purchasers, incorporated by reference to Exhibit 10.1 to Form 8-K filed April, 11, 2022

10.26*	LINKBANCORP, Inc. 2022 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 2, 2022

10.27*	LINKBANCORP, Inc. 2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 2, 2022

14.1	Code of Ethics for Senior Officers

16.1	Letter of Hacker, Johnson & Smith PA, incorporated by reference to Exhibit 16.1 to Form 8-K filed March 31, 2022

16.2	Letter of S.R. Snodgrass P.C., incorporated by reference to Exhibit 16.2 to Form 8-K filed March 31, 2022

21.1	Subsidiaries of LINKBANCORP, Inc.

23.1	Consent of Snodgrass P.C.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

* Indicates a management or compensatory plan.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Samuel	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2023
Andrew Samuel

/s/ Kristofer Paul	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 30, 2023
Kristofer Paul

/s/ Jennifer Delaye	Director	March 30, 2023
Jennifer Delaye

/s/ Anson Flake	Director	March 30, 2023
Anson Flake

/s/ George Parmer	Director	March 30, 2023
George Parmer

/s/ Debra Pierson	Director	March 30, 2023
Debra Pierson

/s/ Diane Poillon	Director	March 30, 2023
Diane Poillon

/s/ William Pommerening	Director	March 30, 2023
William Pommerening

/s/ Brent Smith	Executive Vice President and Director	March 30, 2023
Brent Smith

/s/ Joseph C. Michetti, Jr.	Chairman and Director	March 30, 2023
Joseph C. Michetti, Jr.

/s/ Timothy Allison	Director	March 30, 2023
Timothy Allison

/s/ Kristen Snyder	Director	March 30, 2023
Kristen Snyder

/s/ David Koppenhaver	Director	March 30, 2023
David Koppenhaver

/s/ Steven Tressler	Director	March 30, 2023
Steven Tressler

/s/ William Jones	Director	March 30, 2023
William Jones