Form 10-Q
period 2023-03-31
LINKBANCORP, Inc.
filed 2023-05-15
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Former name, former address, and former fiscal year, if changed since last report: N/A

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 16,228,440 shares as of May 12, 2023.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$4,545	$4,209
Interest-bearing deposits with other institutions	47,190	25,802
Cash and cash equivalents	51,735	30,011
Certificates of deposit with other banks	745	5,623
Securities available for sale, at fair value	86,804	78,813
Securities held to maturity (Fair value of $37,851 and $30,080, respectively)	39,519	31,822
Less: Allowance for credit losses	(533)	—
Securities held to maturity, net	38,986	31,822
Loans receivable	945,371	927,871
Less: Allowance for credit losses - loans	(10,526)	(4,666)
Net loans	934,845	923,205
Investments in restricted bank stock	4,134	3,377
Premises and equipment, net	6,497	6,743
Right-of-Use Asset – Premises	10,058	10,219
Bank-owned life insurance	24,384	19,244
Goodwill and other intangible assets	36,833	36,894
Deferred tax asset	6,749	5,619
Accrued interest receivable and other assets	12,188	12,084
TOTAL ASSETS	$1,213,958	$1,163,654
LIABILITIES
Deposits:
Demand, noninterest bearing	$204,495	$192,773
Interest bearing	780,003	753,999
Total deposits	984,498	946,772
Other borrowings	31,250	20,938
Subordinated debt	40,441	40,484
Operating lease liabilities	10,058	10,219
Allowance for credit losses - unfunded commitments	1,055	54
Accrued interest payable and other liabilities	5,075	6,634
TOTAL LIABILITIES	1,072,377	1,025,101

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock (At March 31, 2023 and December 31, 2022: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At March 31, 2023 and December 31, 2022: $0.01 par value; 25,000,000 shares authorized; 16,221,692 and 14,939,640 shares issued and outstanding, respectively.)	250	149
Surplus	127,659	117,709
Retained earnings	18,911	27,100
Accumulated other comprehensive (loss) income	(5,239)	(6,405)
TOTAL SHAREHOLDERS’ EQUITY	141,581	138,553
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,213,958	$1,163,654

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$11,762	$7,763
Investment securities and certificates of deposit:
Taxable	653	276
Exempt from federal income tax	300	290
Other	275	53
Total interest and dividend income	12,990	8,382
INTEREST EXPENSE
Deposits	4,517	665
Other borrowings	87	33
Subordinated debt	432	207
Total interest expense	5,036	905
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	7,954	7,477
Provision for credit losses	293	280
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,661	7,197
NONINTEREST INCOME
Service charges on deposit accounts	199	210
Bank-owned life insurance	140	110
Net realized (losses) gains on the sales of debt securities	(2,370)	13
Gain on sale of loans	—	180
Other	178	198
Total noninterest income	(1,853)	711
NONINTEREST EXPENSE
Salaries and employee benefits	4,120	3,656
Occupancy	707	473
Equipment and data processing	693	698
Professional fees	381	228
FDIC insurance	159	204
Bank shares tax	278	183
Merger & system conversion related expenses	587	—
Other	812	656
Total noninterest expense	7,737	6,098
(Loss) income before income tax (benefit) expense	(1,929)	1,810
Income tax (benefit) expense	(376)	286
NET (LOSS) INCOME	$(1,553)	$1,524
EARNINGS PER SHARE, BASIC	$(0.10)	$0.16
EARNINGS PER SHARE, DILUTED	$(0.10)	$0.15
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	15,480,951	9,826,435
DILUTED	15,480,951	10,053,684

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2023	2022
(In Thousands)
Net (loss) income	$(1,553)	$1,524
Components of other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,477	(5,165)
Tax effect	(311)	1,085
Net of tax amount	1,166	(4,080)

Reclassification adjustment for debt securities gains realized in net income	—	(13)
Tax effect	—	3
Net of tax amount	—	(10)
Total other comprehensive income (loss)	1,166	(4,090)
Total comprehensive loss	$(387)	$(2,566)

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)
Balance, January 1, 2023, as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134
Net loss	—	—	—	(1,553)	—	(1,553)
Dividends declared ($0.075 per share)	—	—	—	(1,217)	—	(1,217)
Issuance of shares of common stock, net proceeds	1,282,052	101	9,879	—	—	9,980
Employee stock purchase plan	—	—	42	—	—	42
Stock option expense	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	1,166	1,166
Balance, March 31, 2023	16,221,692	250	127,659	18,911	(5,239)	141,581

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income	—	—	—	1,524	—	1,524
Dividends declared ($0.075 per share)	—	—	—	(737)	—	(737)
Stock option expense	—	—	20	—	—	20
Other comprehensive loss	—	—	—	—	(4,090)	(4,090)
Balance, March 31, 2022	9,826,435	$99	$82,930	$25,623	$(2,312)	$106,340

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$(1,553)	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	293	280
Depreciation	228	192
Amortization of intangible assets	61	67
(Accretion) amortization of premiums and (discounts), net	(282)	(495)
Origination of loans to be sold	—	(1,860)
Gain on sale of loans	—	(180)
Share-based and deferred compensation	174	245
Bank-owned life insurance income	(140)	(110)
Loss (Gain) on sale of debt securities, available for sale	2,370	(13)
Change in accrued interest receivable and other assets	(83)	(1,590)
Change in accrued interest payable and other liabilities	(1,662)	(720)
Net cash used in operating activities	(594)	(2,660)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,847	513
Proceeds from calls and maturities	-	750
Proceeds from principal repayments	1,808	3,702
Purchases	(9,756)	—
Investment securities held to maturity:
Proceeds from principal repayments	613	—
Purchases	(11,289)	(5,000)
Proceeds from redemptions of certificates of deposit with other banks	4,878	—
Purchase of restricted investment in bank stocks	(2,264)	(999)
Redemption of restricted investment in bank stocks	1,507	72
Increase in loans, net	(16,827)	(15,754)
Purchase of bank-owned life insurance	(5,000)	—
Purchase of premises and equipment	-	(156)
Net cash used in investing activities	(34,483)	(16,872)

FINANCING ACTIVITIES
Increase in deposits, net	37,726	90,505
Change in short-term borrowings, net	10,312	16,303
Dividends paid	(1,217)	(737)
Net proceeds from issuance of common stock	9,980	—
Net cash provided by financing activities	56,801	106,071
Increase in cash and cash equivalents	21,724	86,539
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,011	22,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,735	$109,129

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$4,773	$613

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

[In Thousands, Except Share Data]

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations

LINKBANCORP, Inc. (the "Company" or "LINKBANCORP") is a bank holding company that operates LINKBANK (the "Bank"). The Company was incorporated on April 6, 2018, under the laws of the Commonwealth of Pennsylvania. The Company was formed with the intent of becoming a bank holding company through acquisition of a bank.

On September 17, 2018, the Pennsylvania Department of Banking and Securities (the "PADOBS") approved the acquisition of 100 percent of the shares of Stonebridge Bank. On October 5, 2018, LINKBANCORP purchased 100 percent of the outstanding shares of Stonebridge Bank, from its former parent company Stonebridge Financial Corp. under section 363 of the Bankruptcy Code. LINKBANCORP subsequently renamed the bank LINKBANK.

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank (the "Bank”) entered into an Agreement and Plan of Merger pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution. The merger was consummated effective September 18, 2021 (collectively, the "Gratz Merger"). In markets other than the pre-merger Gratz Bank areas, the Bank operated as "LINKBANK, a division of The Gratz Bank." Effective November 4, 2022, the Bank began to operate under one brand under the name LINKBANK.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2023 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

susceptible to significant change in the near term relate to the allowance for credit losses, and the valuation of deferred tax assets.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Reclassifications had no effect on prior year net income or shareholders' equity.

Pending Merger with Partners Bancorp

On February 22, 2023, the Company entered into an Agreement and Plan of Merger (the "Partners Merger Agreement") with Partners Bancorp ("Partners"), a Maryland corporation, and the holding company for The Bank of Delmarva and Virginia Partners Bank, based in Seaford, Delaware and Fredericksburg, Virginia, respectively. At December 31, 2022, Partners had total assets of $1.57 billion, total loans of $1.23 billion, total deposits of $1.34 billion, and 17,973,724 shares outstanding. The Partners Merger Agreement provides that, subject to the terms and conditions thereof, Partners will merge with and into the Company, with the Company as the surviving corporation, and that The Bank of Delmarva and Virginia Partners Bank will merge with and into LINKBANK, with LINKBANK as the surviving bank. The Partners Merger is expected to close in the third quarter of 2023, subject to the satisfaction of closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company. The acquisition will introduce the Company's operations into northern Virginia, eastern Maryland, Delaware, and southern New Jersey.

Unregistered Sale of Equity Securities

On February 21, 2023, the Company entered into Investment Agreements with certain directors of the Company as well as other accredited investors under which it issued and sold 1,282,052 shares of its common stock, par value $0.01, at a price of $7.80 per share. The shares were issued on February 21, 2023, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder. The offering resulted in gross proceeds of $10.0 million. There were no underwriting discounts or commissions.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: agriculture, commercial and industrial, commercial real estate, and municipal. Consumer loans consist of the following classes: residential real estate, and other consumer. The loan segments are based on collateral type.

The accrual of interest on all portfolio classes is discontinued at the time the loan is more than ninety days delinquent unless the loan is well collateralized and in process of collection. Nonaccrual loans are reviewed for charge-off if more than ninety-days past due, except for residential loans and consumer loans. Residential loans are reviewed at 180 days and consumer loans are

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

reviewed at 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered unlikely.

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

Goodwill Impairment

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. In conjunction with the IPO, the Company issued 5,101,205 shares of common stock and the Company's stock price subsequently decreased from an average closing price of $9.32 per share for the month of August 2022, to $7.50 per share upon completion of the IPO. In the first quarter of 2023, the Company's stock price has further decreased, causing management to perform a goodwill impairment test at March 31, 2023. In testing goodwill for impairment as of March 31, 2023, the Company determined that the fair value of its reporting unit exceeded its carrying value. Accordingly, there was no goodwill impairment at March 31, 2023.

New Accounting Standards That Have Not Yet Been Adopted

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which added to ASU 2020-04 optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The Company has identified our loan receivables that have an interest rate indexed to LIBOR and is currently assessing the appropriate transition path. As such, the Company does not have an estimate of the financial impact of this update but does not expect the impact to be material to the financial statements of the Company.

Recently Adopted Accounting Standards

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which had been Step 2 of the goodwill impairment test. Instead the goodwill impairment test consists of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard was effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2022. The Company adopted ASU 2017-04 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

Current Expected Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the impairment model for most financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. This model is also applicable to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the amendments in ASU 2016-03 require credit losses on available-for-sale debt securities to be presented as a valuation allowance rather than as a direct write down.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. At January 1, 2023, the Company increased the allowance for credit losses for loans by $5.7 million, the allowance for credit losses for unfunded loan commitments by $910 thousand, and the allowance on held-to-maturity securities by $602 thousand. At January 1, 2023, the Company reported a cumulative-effect adjustment of $5.4 million to decrease retained earnings.

The Company did not record a an allowance for credit losses on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of the adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $308 thousand to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023.

The below table shows the changes made to loan segments and the allowance for credit losses upon the adoption of ASC 326 as of January 1, 2023.

(In Thousands)	December 31, 2022 Statement Balance	Segment portfolio reclassifications	December 31, 2022 after reclassifications
Loans:
Agriculture and farmland	$15,591	$40,155	$55,746
Construction	-	57,713	57,713
Commercial & industrial	103,874	881	104,755
Paycheck Protection Program	881	(881)	-
Commercial real estate	540,914	(540,914)	-
Multifamily	-	105,390	105,390
Owner occupied	-	139,554	139,554
Non-owner occupied	-	245,274	245,274
Residential real estate	250,832	(250,832)	-
First liens	-	168,084	168,084
Second liens and lines of credit	-	35,576	35,576
Municipal	5,466	-	5,466
Consumer and other	10,057	-	10,057
Total	927,615	-	927,615
Deferred Costs	256	-	256
Total	$927,871	$-	$927,871

Allowance:
Agriculture and farmland	$33	$246	$279
Construction	-	274	274
Commercial & industrial	583	-	583
Paycheck Protection Program	-	-	-
Commercial real estate	2,462	(2,462)	-
Multifamily	-	480	480
Owner occupied	-	635	635
Non-owner occupied	-	1,116	1,116
Residential real estate	1,536	(1,536)	-
First liens	-	1,029	1,029
Second liens and lines of credit	-	218	218
Municipal	12	-	12
Consumer and other	40	-	40
Total	$4,666	$-	$4,666

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in, over a three year period, the effects of CECL on its regulatory capital upon the adoption of the CECL standard. The Company has elected to exercise this phase-in option.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted ASU 2016-13 and its related amendments. The amendments require that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan, and introduce new requirements related to modifications made to borrowers experiencing financial difficulty. The amendments also require public business entities to disclose current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022. For entities that have not adopted ASU 2016-13, the amendments in this update are effective at the time the entity adopts ASU 2016-13. The Company adopted this standard effective January 1, 2023 in conjunction with ASC 326. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

As a result of the adoption of ASU 2016-13, the Company revised some of its existing accounting policies as noted below:

Allowance for Credit Losses - Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Measurement Method
Agriculture and farmland	Remaining life
Construction	Discounted cash flow
Commercial & industrial	Discounted cash flow
Commercial real estate
Multifamily	Discounted cash flow
Owner occupied	Discounted cash flow
Non-owner occupied	Discounted cash flow
Residential real estate
First liens	Discounted cash flow
Second liens and lines of credit	Discounted cash flow
Municipal	Remaining life
Consumer	Remaining life

Loans that do not share risk similar risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation described above. When management determines that foreclosure is probable, expected credit losses are based on the fair value of collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Allowance for Credit losses - Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $177 thousand at March 31, 2023 which is excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the held-to-maturity portfolio into the following major security types: Corporate debentures and structured mortgage-backed securities.

•
The corporate debentures are comprised of investments in subordinated debt issued by U.S. based banks.
•
All of the structured mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S government, are highly rated by major rating agencies and have a long history of no credit losses.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The segments of off-balance sheet credit exposures are the same as the segments for the allowance for credit losses on loans. The allowance for credit losses on off balance sheet credit exposures is influenced by forecasted loss rates used in the allowance for credit losses on loans and the level of contractual obligations to extend credit.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Accrued interest receivable on available for sale debt securities totaled $944 thousand at March 31, 2023 and is excluded from the estimate of credit losses.

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	March 31, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
US government agency securities	$2,000	$4	$—	$2,004
Small Business Administration loan pools	783	—	(15)	768
Obligations of state and political subdivisions	45,691	39	(3,275)	42,455
Mortgage-backed securities in government-sponsored entities	44,960	4	(3,387)	41,577
	$93,434	$47	$(6,677)	$86,804

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$17	$(1,048)	$13,969	$533
Structured mortgage-backed securities	24,519	1	(638)	23,882	—
	$39,519	$18	$(1,686)	$37,851	$533

	December 31, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$858	$—	$(15)	$843
Obligations of state and political subdivisions	44,189	14	(4,034)	40,169
Mortgage-backed securities in government-sponsored entities	41,873	—	(4,072)	37,801
	$86,920	$14	$(8,121)	$78,813
Held to Maturity:
Corporate debentures	$14,993	$—	$(994)	$13,999
Structured mortgage-backed securities	16,829	—	(748)	16,081
	$31,822	$—	$(1,742)	$30,080

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	March 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$-	$-	$768	$(15)	$768	$(15)
Obligations of state and political subdivisions	21,742	(923)	15,228	(2,352)	36,970	(3,275)
Mortgage-backed securities in government-sponsored entities	3,468	(65)	35,226	(3,322)	38,694	(3,387)
	$25,210	$(988)	$51,222	$(5,689)	$76,432	$(6,677)
Held to Maturity:
Structured mortgage-backed securities	21,349	(638)	—	—	21,349	(638)
	$21,349	$(638)	$—	$—	$21,349	$(638)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$334	$(1)	$509	$(14)	$843	$(15)
Obligations of state and political subdivisions	34,836	(3,372)	2,559	(662)	37,395	(4,034)
Mortgage-backed securities in government-sponsored entities	18,052	(1,538)	19,749	(2,534)	37,801	(4,072)
	$53,222	$(4,911)	$22,817	$(3,210)	$76,039	$(8,121)
Held to Maturity
Corporate debentures	$13,999	$(994)	$—	$—	$13,999	$(994)
Structured mortgage-backed securities	16,081	(748)	-	-	16,081	(748)
	$30,080	$(1,742)	$—	$—	$30,080	$(1,742)

No allowance for credit losses on available for sale debt securities was needed at March 31, 2023. The Company reviews its position quarterly and believes that as of March 31, 2023 and December 31, 2022, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 168 and 175 available for sale debt securities with unrealized losses at March 31, 2023 and December 31, 2022, respectively. The Company has concluded that the

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to result in the noncollection of principal and interest during the year.

There were 11 and ten held to maturity debt securities with unrealized losses at March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$312	$308	$—	$—
Due after one year through five years	7,695	7,605	8,000	7,483
Due after five years through ten years	14,105	13,495	7,000	6,486
Due after ten years	26,362	23,819	—	—
Mortgage-backed securities and Collateralized mortgage obligations	44,960	41,577	24,519	23,882
	$93,434	$86,804	$39,519	$37,851

The following table summarizes sales of debt securities for the three months ended March 31, 2023 and 2022.

(In Thousands)	For the Three Months Ended March 31,
	2023	2022
Proceeds	$1,847	$513
Gross gains	—	13
Gross losses	2,370	—
Net gain	$2,370	$13

The tax benefit (provision) related to these realized gains and losses was $498 and $(3) as of March 31, 2023 and 2022, respectively.

At December 31, 2022, the Company's corporate debenture portfolio contained $3,000 of an investment in subordinated notes issued by Signature Bank. As a result of and subsequent to the failure of Signature Bank during the first quarter of 2023, the Company sold its investment in the Signature Bank subordinated notes and incurred a pre-tax gross loss of approximately $2,445.

The Company had pledged debt securities with a carrying value of $46,288 and $47,418 to secure public monies as of March 31, 2023 and December 31, 2022, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	March 31, 2023	December 31, 2022
Agriculture and farmland loans	$53,301	$55,746
Construction loans	67,934	57,713
Commercial & industrial loans	99,356	104,755
Commercial real estate loans
Multifamily	111,461	105,390
Owner occupied	151,407	139,554
Non-owner occupied	249,638	245,274
Residential real estate loans
First liens	166,478	168,084
Second liens and lines of credit	30,720	35,576
Consumer and other loans	10,472	10,057
Municipal loans	4,292	5,466
	945,059	927,615
Deferred costs (fees)	312	256
Allowance for credit losses	(10,526)	(4,666)
Total	$934,845	$923,205

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate.

At March 31, 2023 and December 31, 2022 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $504 and zero, respectively.
4.
ALLOWANCE FOR CREDIT LOSSES

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

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. For segments determined by discounted cash flow analysis, the Company's estimate of future economic conditions utilized in its estimate is primarily dependent on the Federal Open Market Committee's forecasts related to Real Gross Domestic Product and Unemployment rate. For segments determined by the remaining life method, an average loss rate is generally calculated based on peer losses and applied to the future outstanding loan balances at quarter end.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at March 31, 2023 and December 31, 2022.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the activity in the allowance for credit losses by loan segment for the three months ended March 31, 2023.

	Beginning balance, prior to adoption of ASC 326	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended March 31, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$-	$-	$119	$208
Construction	274	513	-	-	26	813
Commercial & industrial	583	283	-	-	64	930
Commercial real estate					-
Multifamily	480	340	-	-	(90)	730
Owner occupied	635	760	-	-	198	1,593
Non-owner occupied	1,116	3,195	-	-	4	4,315
Residential real estate					-
First liens	1,029	635	-	1	(157)	1,508
Second liens and lines of credit	218	140	-	1	43	402
Municipal	12	(2)	-	-	(3)	7
Consumer	40	(19)	-	-	(1)	20
Total	$4,666	$5,655	$-	$2	$203	$10,526

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 89 days still accruing by segments of the loan portfolio:

	As of March 31, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Loans past due over 89 days still accruing
Agriculture and farmland	$—	$781	$—
Construction	—	—	—
Commercial & industrial	16	—	35
Commercial real estate
Multifamily	—	—	—
Owner occupied	—	—	—
Non-owner occupied	50	140	50
Residential real estate
First liens	364	811	20
Second liens and lines of credit	39	7	105
Municipal	—	—	—
Consumer	54	—	57
Total	$523	$1,739	$267

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company recognized $14 of interest income on nonaccrual loans during the three months ended March 31, 2023.

The following table presents an aging analysis of the recorded investment of past due loans at March 31, 2023.

	March 31, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$36	$-	$-	$36	$53,265	$53,301
Construction	-	-	-	-	67,934	67,934
Commercial & industrial	221	293	35	549	98,807	99,356
Commercial real estate
Multifamily	1,013	-	-	1,013	110,448	111,461
Owner occupied	413	-	-	413	150,994	151,407
Non-owner occupied	-	88	190	278	249,360	249,638
Residential real estate
First liens	883	490	602	1,975	164,503	166,478
Second liens and lines of credit	103	-	129	232	30,488	30,720
Municipal	-	-	-	-	10,472	10,472
Consumer	9	1	57	67	4,225	4,292
Total	$2,678	$872	$1,013	$4,563	$940,496	$945,059

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of March 31, 2023.

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$659	$14,941	$5,381	$5,614	$3,636	$15,143	$4,706	$—	$50,080
Special mention	—	—	—	—	—	—	15	—	15
Substandard or lower	—	—	—	264	65	2,876	1	—	3,206
Total Agriculture and farmland	$659	$14,941	$5,381	$5,878	$3,701	$18,019	$4,722	$—	$53,301
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	1,730	30,869	9,442	931	5,538	1,811	17,613	—	67,934
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Construction	1,730	30,869	9,442	931	5,538	1,811	17,613	—	67,934
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	3,788	14,696	8,602	10,903	2,573	770	55,785	570	97,687
Special mention	—	—	242	—	—	505	892	—	1,639
Substandard or lower	15	—	—	—	14	—	1	—	30
Total Commercial & industrial	3,803	14,696	8,844	10,903	2,587	1,275	56,678	570	99,356
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Multifamily
Pass	2,200	44,429	44,855	11,506	6,047	432	81	—	109,550
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,911	—	—	1,911
Total Commercial real estate - Multifamily	2,200	44,429	44,855	11,506	6,047	2,343	81	—	111,461
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	12,514	63,935	25,014	15,887	19,784	6,035	2,177	—	145,346
Special mention	—	—	—	—	1,359	304	64	—	1,727
Substandard or lower	—	—	1,527	—	2,189	339	279	—	4,334
Total Commercial real estate - Owner occupied	12,514	63,935	26,541	15,887	23,332	6,678	2,520	—	151,407
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	10,101	97,256	59,740	21,160	32,957	13,571	8,382	—	243,167
Special mention	—	—	—	—	6,281	—	—	—	6,281
Substandard or lower	—	—	50	—	140	—	—	—	190
Total Commercial real estate - Non-owner occupied	10,101	97,256	59,790	21,160	39,378	13,571	8,382	—	249,638
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	—	126	323	1,787	—	1,975	81	—	4,292
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	—	126	323	1,787	—	1,975	81	—	4,292
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$30,992	$266,252	$153,357	$67,788	$70,535	$39,737	$88,825	$570	$718,056
Special mention	—	—	242	—	7,640	809	971	—	9,662
Substandard or lower	15	—	1,577	264	2,408	5,126	281	—	9,671
Total	$31,007	$266,252	$155,176	$68,052	$80,583	$45,672	$90,077	$570	$737,389

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$4,571	$45,639	$49,399	$20,674	$12,214	$32,656	$—	$—	$165,153
Nonperforming	—	—	—	—	232	1,093	—	—	1,325
Total Residential real estate - First liens	$4,571	$45,639	$49,399	$20,674	$12,446	$33,749	$—	$—	$166,478
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	97	702	753	1,189	441	1,740	25,536	—	30,458
Nonperforming	—	—	—	—	—	149	105	8	262
Total Residential real estate - Second liens and lines of credit	97	702	753	1,189	441	1,889	25,641	8	30,720
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	1,516	2,978	98	93	29	35	5,666	—	10,415
Nonperforming	—	2	—	—	49	6	—	—	57
Total Consumer and other	1,516	2,980	98	93	78	41	5,666	—	10,472
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$6,184	$49,319	$50,250	$21,956	$12,684	$34,431	$31,202	$—	$206,026
Nonperforming	—	2	—	—	281	1,248	105	8	1,644
Total	$6,184	$49,321	$50,250	$21,956	$12,965	$35,679	$31,307	$8	$207,670

Allowance for loan losses

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table summarizes the activity in the allowance for loan losses by loan class for the three month period ended March 31, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Three Months Ended March 31, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	2	—	7	2	—	—	11
Provision	(3)	1	271	87	(11)	—	(65)	280
Ending balance	$20	$585	$1,070	$1,728	$13	$15	$12	$3,443

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at December 31, 2022.

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

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2022. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

Loss – loans classified as a Loss are considered uncollectible and are immediately charged against allowances.

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2022:

(In Thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Agriculture loans	$15,291	$—	$300	$—	$15,591
Commercial and PPP	101,980	2,721	54	—	104,755
Commercial real estate loans	533,864	2,516	4,534	—	540,914
Residential real estate loans	246,028	207	4,597	—	250,832
Consumer loans	10,057	—	—	—	10,057
Municipal loans	5,466	—	—	—	5,466
Total	$912,686	$5,444	$9,485	$—	$927,615

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents an aging analysis of the recorded investment of past due loans at December 31, 2022.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	For the Three Months Ended March 31,
	2022
(In Thousands)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$249	$3
Commercial loans	37	—
Commercial real estate loans	181	3
Residential real estate loans	1,902	17
Consumer loans	—	—
Municipal loans	—	—
	2,369	23
With an allowance recorded:
Agriculture loans	$—	$—
Commercial loans	—	—
Commercial real estate loans	—	—
Residential real estate loans	4	—
Consumer loans	—	—
Municipal loans	—	—
	4	-
Total	$2,373	$23

The following table presents nonaccrual loans by classes of the loan portfolio:

(In Thousands)	December 31, 2022
Commercial and PPP loans	$35
Commercial real estate loans	231
Residential real estate loans	1,652
Consumer loans	—
Total	$1,918

The above nonaccrual loans as of December 31, 2022 excludes PCI loans with a total balance of $2,409. Management does not consider these loans to be non-performing as they are accounted for under the accretable yield method and are performing in line with expectations as of December 31, 2022.

At December 31, 2022, the carrying amount of borrowings secured by loans pledged to the FHLB under its blanket lien was $0.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. As of December 31, 2022, the Company had no loans identified as TDRs. There were also no new loan modifications during the three months ended March 31, 2022 that were considered TDRs.

5.
DEPOSITS

Deposit accounts are summarized as follows:

	March 31, 2023		December 31, 2022
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$204,495	20.77%	$192,773	20.36%
Demand, interest-bearing	250,944	25.49	254,478	26.88
Money market and savings	241,858	24.57	228,048	24.09
Time deposits, $250 and over	51,855	5.27	45,616	4.82
Time deposits, other	235,346	23.91	225,857	23.86
	$984,498	100.0%	$946,772	100.0%

Within time deposits, other, there were $70,000 in brokered deposits outstanding at both March 31, 2023 and December 31, 2022. Of the $70,000 in brokered deposits outstanding at March 31, 2023, $10,000 matures in May 2023 and $60,000 matures in July 2023.

6.
BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings and subordinated debt was as follows:

(in Thousands)	March 31, 2023	December 31, 2022
Subordinated Debt	$40,441	$40,484
Short-term borrowings	31,250	20,938
Total	$71,691	$61,422

Subordinated Notes Sale - 2022

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the “Agreements”) with certain institutional accredited investors (the “Purchasers”) and, pursuant to the Agreements, issued to the Purchasers $20,000 in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”). The investors included a related party entity that is controlled by a member of the Board of Directors of the Company, which purchased $7,000 in principal amount of the note. During the year ended December 31, 2022, the Company contributed $15,000 of the subordinated note proceeds to the Bank as equity capital, the impact of which can be seen within Note 9 Regulatory Capital Requirements later in this document.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Short-term Borrowings - FHLB Advances

The Company had $31.3 million and $20.9 million in short-term FHLB Advances outstanding at March 31, 2023 and December 31, 2022, respectively. These advances are scheduled to mature in 2023.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51,000 at March 31, 2023. There were no borrowings under these lines of credit at March 31, 2023 and December 31, 2022.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At March 31, 2023		At December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$51,735	$51,735	$30,011	$30,011
Certificates of deposit with other banks (Level 3)	745	740	5,623	5,590
Securities held to maturity (Level 2)	39,519	37,851	31,822	30,080
Loans (Level 3)	945,371	905,832	927,871	886,944
Accrued interest receivable (Level 1)	4,618	4,618	4,661	4,661
Restricted investments in bank stock (Level 1)	4,134	4,134	3,377	3,377
Cash surrender value of life insurance (Level 1)	24,384	24,384	19,244	19,244
Financial liabilities:
Non-maturity deposits (Level 1)	697,297	697,297	675,299	675,299
Time Deposits (Level 3)	287,201	283,762	271,473	266,775
Other borrowings (Level 3)	31,250	31,250	20,938	20,938
Subordinated Notes (Level 3)	40,441	35,949	40,484	35,966
Accrued interest payable (Level 1)	1,060	1,060	797	797

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	March 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US government agency securities	$—	$2,004	$—	$2,004
Small Business Administration loan pools	—	768	—	768
Obligations of state and political subdivisions	—	42,455	—	42,455
Mortgage backed securities in government-sponsored entities	—	41,577	—	41,577
Total	$—	$86,804	$—	$86,804

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$843	$—	$843
Obligations of state and political subdivisions	—	40,169	—	40,169
Mortgage backed securities in government-sponsored entities	—	37,801	—	37,801
Total	$—	$78,813	$—	$78,813

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2023 and December 31, 2022 are presented in the table below.

	March 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$11,818	$11,818

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$7,313	$7,313

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	March 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$11,818	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$7,313	Appraisal of collateral	(1)	Liquidation expenses	10%

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

8.
STOCK-BASED COMPENSATION

The LINKBANCORP, Inc. 2019 Equity Incentive Plan (the "2019 Plan") authorizes the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP or its subsidiaries are eligible to receive awards under the plan, except that nonemployees may not be granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The 2019 Plan was frozen such that no new awards would be granted under the 2019 Plan following receipt of shareholder approval of the LINKBANCORP, Inc. 2022 Equity Incentive Plan described within this footnote.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The table below provides details of the Company's stock options at March 31, 2023.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2022	490,000	$10.11	7.1	$33
Granted	—
Expired/terminated	(17,800)	11.15	—
Exercised	—
Outstanding, March 31, 2023	472,200	$10.07	7.1	$—
Exercisable at period end	214,700	$10.19	6.3	$—

The exercise prices for options outstanding as of March 31, 2023 ranged from $9.00 to $14.50. The Company recognized compensation expense of $29 and $20 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the total unrecognized stock-based compensation costs totaled $267 and will be recognized ratably as expense through December 31, 2027.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of March 31, 2023, the Bank has met all capital adequacy requirements to which it is subject.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	March 31, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$135,442	13.53%	$125,632	12.89%
For capital adequacy purposes	80,052	8.00	77,953	8.00
To be well capitalized	100,065	10.00	97,441	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$123,328	12.32%	$120,912	12.41%
For capital adequacy purposes	60,039	6.00	58,465	6.00
To be well capitalized	80,052	8.00	77,953	8.00
Common equity
(to risk-weighted assets)
Actual	$123,328	12.32%	$120,912	12.41%
For capital adequacy purposes	45,029	4.50	43,848	4.50
To be well capitalized	65,042	6.50	63,337	6.50
Tier 1 capital
(to average assets)
Actual	$123,328	10.78%	$120,912	10.93%
For capital adequacy purposes	45,759	4.00	44,248	4.00
To be well capitalized	57,199	5.00	55,311	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of March 31, 2023 and December 31, 2022, the Bank had not elected to be subject to the alternative framework.

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

The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in over a three-year period the effects of CECL on its regulatory capital upon the adoption of the CECL standard. The Company opted to exercise this phase-in option.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of March 31, 2023 and December 31, 2022, the Company has an allowance for credit losses for off-balance sheet instruments of $1,055 and $54, respectively, included within the liabilities section of the balance sheet. The corresponding provision for credit losses for the three months ended March 31, 2023 and 2022 was $90 and zero, respectively.

At March 31, 2023 and December 31, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	March 31, 2023	December 31, 2022
Unfunded commitments under lines of credit:
Home equity loans	$40,104	$43,798
Commercial real estate, construction, and land development	65,323	62,146
Commercial and industrial	144,950	125,205
Other	—	—
Total	$250,377	$231,149

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

(In Thousands, except share and per share data)	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(1,553)	$1,524
Basic weighted average common shares outstanding	15,480,951	9,826,435
Net effect of dilutive stock options and warrants	—	227,249
Diluted weighted average common shares outstanding	15,480,951	10,053,684
Net income (loss) per common share:
Basic	$(0.10)	$0.16
Diluted	$(0.10)	$0.15

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended March 31,
	2023	2022
Share-based compensation awards	—	151,200
Warrants	—	1,537,484
Total dilutive securities	—	1,688,684

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2023	2022
Share-based compensation awards	214,700	—
Warrants	1,537,484	—
Total anti-dilutive securities	1,752,184	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Partners Merger
•
Financial Highlights
•
Comparison of Financial Condition at March 31, 2023 and December 31, 2022
•
Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022.
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
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;

•
our ability to continue to implement our business strategies;
•
competition among depository and other financial institutions;
•
recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•
any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
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
•
the Partners Merger will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all;
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
•
political instability or civil unrest;
•
risks and uncertainties related to the Coronavirus Disease 2019 ("COVID-19") pandemic and resulting governmental and societal response and its effects on our business and operations;
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

The Company operates primarily through its sole subsidiary, LINKBANK, which provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. The Bank focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. The Bank offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.

Our revenues consist primarily of interest income earned on loans and investments. Interest income is partially offset by interest expense incurred on deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the balances of interest-earning assets and interest-bearing liabilities and their relative interest rates. Net interest income is typically further reduced by a provision for credit losses.

Non-interest income also contributes to our operating results, consisting of service charges on deposit accounts, earnings on bank-owned life insurance, revenue from the sale of securities, and revenue from the sale of SBA loans and residential mortgage loans to the secondary market and related servicing fees. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional fees, merger and system conversion expense, and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.

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

Partners Merger

On February 22, 2023, the Company and Partners Bancorp entered into the Merger Agreement that provides that Partners Bancorp will merge with and into the Company, with the Company as the surviving corporation (the “Partners Merger”). Partners Bancorp shareholders will receive 1.15 shares of Company common stock for each Partners Bancorp share they own. Following the Partners Merger, Partners Bancorp’s two bank subsidiaries, The Bank of Delmarva and Virginia Partners Bank, will merge with and into LINKBANK, with LINKBANK remaining as the surviving bank (the “Bank Mergers”). The completion of the Partners Merger and the Bank Mergers is subject to customary closing conditions, including approval by both Company and Partners Bancorp shareholders and the receipt of regulatory approvals. The Partners Merger is expected to close in the third quarter of 2023.

Financial Highlights

The following is a summary of the financial highlights as of and for the three months ended March 31, 2023:

•
Net Income (Loss) and Net Income (Loss) Per Share - Net loss was $1.6 million for the three months ended March 31, 2023, a $3.1 million decrease from net income of $1.5 million for the same period in 2022. Diluted net (loss) income per share was ($0.10) for the three months ended March 31, 2023, compared to $0.15 per diluted share for the comparable period in 2022.
•
Net Interest Income - Net interest income before provision for credit losses increased $477 thousand, or 6.4% for the three months ended March 31, 2023 compared to the same period in 2022. Net interest margin for the first quarter of 2023 totaled 2.95%, representing a 45 basis points decrease over the same period in 2022. The primary driver for the growth in net interest income was the increased average balance of net interest earning assets, which grew by $201.8 million from the first quarter of 2022 to the first quarter of 2023 accompanied by higher rates earned on these assets. This growth was partially offset by a higher cost of funds.
•
Loan Growth - Total gross loans held for investment grew by $11.6 million during the first three months of 2023 to $945.4 million at March 31, 2023, equating to an annualized growth rate of approximately 7.6%.
•
Deposit Growth - Total deposits grew by $37.7 million during the first three months of 2023 to $984.5 million at March 31, 2023, equating to an annualized growth rate of approximately 16.2%.
•
Private Placement - On February 21, 2023, the Company entered into Investment Agreements with certain directors of the Company as well as other accredited investors under which it issued and sold 1,282,052 shares of its common stock, par value $0.01, at a price of $7.80 per share for gross proceeds of $10.0 million. There were no underwriting discounts or commissions.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets at March 31, 2023, were $1.21 billion, an increase of $50.3 million, or 4.3%, from $1.16 billion at December 31, 2022. The increase in total assets was primarily due to an increase in cash and cash equivalents of $21.7 million, from $30.0 million at December 31, 2022 to $51.7 million at March 31, 2023, an increase in securities available for sale of $8.0 million, or 10.1%, from $78.8 million at December 31, 2022 to $86.8 million at March 31, 2023, an increase in securities held to maturity from $31.8 million at December 31, 2022 to $39.0 million at March 31, 2023, and an increase in net loans receivable of $11.6 million, or 1.3%, from $923.2 million at December 31, 2022 to $934.8 million at March 31, 2023.

Cash and cash equivalents increased $21.7 million, or 72.4%, from $30.0 million at December 31, 2022 to $51.7 million at March 31, 2023. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $37.7 million;
•
Cash received from investment securities (sales, calls, maturities, and principal repayments) of $4.3 million;
•
Cash received from redemptions of certificates of deposit with other banks of $4.9 million;
•
Proceeds from the Private Placement of $10.0 million; and
•
Net increase in short-term borrowings of $10.3 million.

Primary Cash Outflows

•
Cash used in operating activities of $594 thousand;
•
Net increase in cash funding of loans receivable of $16.8 million;
•
Purchase of investment securities held to maturity of $11.3 million;
•
Purchase of investment securities available for sale of $9.8 million; and
•
Payment of dividends of $1.2 million.

Securities available-for-sale increased by $8.0 million, or 10.1%, to $86.8 million at March 31, 2023 from $78.8 million at December 31, 2022. The increase was due to purchases of investment securities of $9.8 million, an increase in fair value of our securities of $1.5 million as a result of changes in market conditions, partially offset by calls/repayments totaling $1.8 million, and sales of existing securities of $1.3 million. Securities held to maturity increased $7.7 million, or 24.2% to $39.5 million at March 31, 2023 from $31.8 million at December 31, 2022. This increase was primarily the result of securities purchases of $11.3 million, partially offset by the sale one security with a purchase value of $3.0 million that was related to a failed financial institution resulting in a loss recognized of $2.4 million.

Net loans receivable increased during the three months ended March 31, 2023 as shown in the table below:

(dollars in thousands)	March 31, 2023	December 31, 2022	Change	%
Agriculture loans	$53,301	$55,746	$(2,445)	(4.39)%
Construction loans	67,934	57,713	10,221	17.71
Commercial loans	99,356	104,755	(5,399)	(5.15)
Commercial real estate loans
Multifamily	111,461	105,390	6,071	5.76
Owner occupied	151,407	139,554	11,853	8.49
Non-owner occupied	249,638	245,274	4,364	1.78
Residential real estate loans
First liens	166,478	168,084	(1,606)	(0.96)
Second liens and lines of credit	30,720	35,576	(4,856)	(13.65)
Consumer and other loans	10,472	10,057	415	4.13
Municipal loans	4,292	5,466	(1,174)	(21.48)
Total Loans	945,059	927,615	17,444	1.88
Deferred costs (fees)	312	256	56	21.88
Allowance for credit losses	(10,526)	(4,666)	(5,860)	125.59
Total	$934,845	$923,205	11,640	1.26%

Construction loans increased $10.2 million during the first three months of 2023 primarily due to draws on existing loans with new loan originations for the quarter adding $1.7 million to the balance. The growth in our commercial real estate loans of $22.3 million was not attributable to any one significant loan relationship and was primarily the result of balances of new loan originations of $25.0 million partially offset by normal loan repayment activity. Both commercial loans and residential real estate loans decreased during the first quarter of 2023 as normal principal repayments, decreases in line usage, and payoffs outpaced balances on new loan originations of $4.1 million and $6.5 million, respectively, during the first quarter of 2023.

The allowance for credit losses increased $5.9 million from $4.7 million at December 31, 2022 to $10.5 million at March 31, 2023. The primary driver of the increased allowance for credit losses related to loans was the adoption of the CECL accounting standard which added $5.7 million. Refer to Notes 1 and 4 within the Consolidated Financial Statements for further information.

Asset quality remained strong at March 31, 2023 with non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $2.5 million or 0.26% of total gross loans. This was compared to $2.7 million of non-performing loans at December 31, 2022, which equated to 0.29% of total gross loans. Additionally, our allowance for credit losses for loans totaled $10.5 million at March 31, 2023 and represented 1.11% to our total gross loans, which is an increase from 0.50% at December 31, 2022. This significant increase in our allowance coverage is due to the adoption of CECL as of January 1, 2023. At March 31, 2023 and December 31, 2022, the Company had no other real estate owned.

Deposits grew by $37.7 million, or 4.0%, from a total of $946.8 million at December 31, 2022 to $984.5 million at March 31, 2023. Changes in the deposit types are presented in the table below:

(in thousands)	March 31, 2023	December 31, 2022	Change	%
Demand, noninterest-bearing	$204,495	$192,773	$11,722	6.1%
Demand, interest-bearing	250,944	254,478	(3,534)	(1.4)
Money market and savings	241,858	228,048	13,810	6.1
Time deposits, $250,000 and over	51,855	45,616	6,239	13.7
Time deposits, other	235,346	225,857	9,489	4.2
Total deposits	$984,498	$946,772	$37,726	4.0%

The increase of $8.2 million in demand deposits during the first three months of 2023 was the result of new accounts opened during the first quarter of 2023, partially offset by net decreases in existing account balances, with new accounts contributing approximately $18.8 million in balance at March 31, 2023. New accounts opened during the first three months of 2023 also explains the majority of the growth in money market and savings accounts, contributing $12.3 million to the overall balance growth of $13.8 million. Included in the time deposits balance above were brokered time deposits with a balance of $70.0 million as of March 31, 2023 and December 31, 2022.

The Company has deposits that exceed the FDIC insurance limit of $250,000 of $439.9 million and $408.4 million at March 31, 2023 and December 31, 2022, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of March 31, 2023 and December 31, 2022, the total uninsured deposits includes $31.6 million and $36.8 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At March 31, 2023 and December 31, 2022, other borrowings consisted of $31.3 million and $20.9 million, respectively in short-term FHLB advances. The advances outstanding as of March 31, 2023 are scheduled to mature in the second quarter of 2023.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or October 1, 2025. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.4 million and $40.5 million at March 31, 2023 and December 31, 2022, respectively.

Total shareholders’ equity increased by $3.0 million, or 2.2%, from $138.6 million at December 31, 2022, to $141.6 million at March 31, 2023. The increase was primarily attributable to the net proceeds from the private placement of $10.0 million and a $1.2 million decrease in accumulated other comprehensive loss during the first three months of 2023 as a result of increases in fair market values of available for sale securities. These increases were offset by the cumulative effect adjustment from adoption of CECL of $5.4 million, a net loss of $1.6 million, and dividends of $1.2 million for the three months ended March 31, 2023.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

General: Net loss was $1.6 million for the three months ended March 31, 2023, or ($0.10) per diluted share, a decrease of $3.1 million compared to net income of $1.5 million, or $0.15 per diluted share, for the three months ended March 31, 2022.

Net loss for the three months ended March 31, 2023, as compared to the same prior year period was primarily the result of a decrease in noninterest income of $2.6 million and an increase in noninterest expense of $1.6 million, partially offset by an increase in net interest income before provision for credit losses of $477 thousand.

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

Average Balances, Interest and Average Yields: The following table sets forth certain information relating to average balance sheets and reflects the average annualized yield on interest-earning assets and average annualized cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. Yields on earning assets are shown on a fully taxable-equivalent basis assuming a tax rate of 21%.

	For the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$36,470	$275	3.06%	$59,735	$53	0.36%
Securities
Taxable (1)	81,899	653	3.23%	67,681	276	1.65%
Tax-Exempt	38,368	377	3.98%	45,030	367	3.31%
Total Securities	120,267	1,030	3.47%	112,711	643	2.31%
Total Cash Equiv. and Investments	156,737	1,305	3.38%	172,446	696	1.64%
Total Loans (3)	936,510	11,762	5.09%	718,987	7,763	4.38%
Total Interest-Earning Assets	1,093,247	13,067	4.85%	891,433	8,459	3.85%
Other Assets	90,938			85,852
Total Assets	$1,184,185			$977,285
Interest bearing demand	$251,103	$1,188	1.92%	$258,140	$245	0.38%
Money market demand	245,563	1,350	2.23%	215,410	139	0.26%
Time deposits	290,605	1,979	2.76%	194,897	281	0.58%
Total Borrowings	49,246	519	4.27%	57,965	240	1.68%
Total Interest-Bearing Liabilities	836,517	5,036	2.44%	726,412	905	0.51%
Non Int Bearing Deposits	192,135			131,841
Total Cost of Funds	$1,028,652	$5,036	1.99%	$858,253	$905	0.43%
Other Liabilities	17,508			11,035
Total Liabilities	$1,046,160			$869,288
Shareholders' Equity	$138,025			$107,997
Total Liabilities & Shareholders' Equity	$1,184,185			$977,285
Net Interest Income/Spread (FTE)		8,031	2.41%		7,554	3.34%
Tax-Equivalent Basis Adjustment		(77)			(77)
Net Interest Income		$7,954			$7,477
Net Interest Margin			2.95%			3.40%
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

	Three Months Ended March 31, 2023 vs. 2022 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$243	$(21)	$222
Securities
Taxable	319	58	377
Tax-Exempt	64	(54)	10
Total Securities	383	4	387
Total Loans	1,640	2,359	3,999
Total Interest-Earning Assets	2,266	2,342	4,608
Interest Expense:
Interest bearing demand	950	(7)	943
Money market demand	1,192	19	1,211
Time deposits	1,561	137	1,698
Total Borrowings	315	(36)	279
Total Interest-Bearing Liabilities	4,018	113	4,131
Change in Net Interest Income	$(1,752)	$2,229	$477

Net Interest Income: Net interest income increased by $477 thousand, or 6.4%, to $8.0 million for the three months ended March 31, 2023, compared to $7.5 million for the three months ended March 31, 2022. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets as compared to the same period in 2022 and an increase in the average yield on interest earning assets. These increases on the asset side were partially offset mostly by an increase in cost of funds. The net interest margin decreased 45 basis points to 2.95% for the three months ended March 31, 2023 from 3.40% for the three months ended March 31, 2022.

Interest Income: Interest income increased to $13.0 million for the three months ended March 31, 2023, compared with $8.4 million for the three months ended March 31, 2022 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $201.8 million to $1.093 billion for the three months ended March 31, 2023 compared to $891.4 million for the comparable period in 2022 contributed $2.3 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $217.5 million to $936.5 million for the three months ended March 31, 2023 as compared to the same period in 2022. The average yield on loans increased 71 basis points on an annualized basis from 4.38% for the three months ended March 31, 2022 to 5.09% for the three months ended March 31, 2023, which contributed $2.3 million in growth of interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Gratz Merger contributed $365 thousand to interest income during the three months ended March 31, 2023. Overall the average yield of interest earning assets increased 100 basis points on an annualized basis to 4.85% for the three months ended March 31, 2023 as compared to the same period in 2022 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of securities and loans.

Interest Expense: Interest expense increased by $4.1 million, or 456%, to $5.0 million for the three months ended March 31, 2023, compared to $905 thousand for the three months ended March 31, 2022. The increase in interest expense was primarily due to an increase in the average rates paid on interest-bearing liabilities. The average rates paid on interest-bearing liabilities increased 193 basis points on an annualized basis from 0.51% for the three months ended March 31, 2022 to 2.44% for the three months ended March 31, 2023 due to the increasing interest rate environment during the current period as well as the impact of interest on $20 million of subordinated notes acquired in the Gratz Merger as well as $20 million of subordinated notes issued during April 2022. This increase in interest expense was also impacted by an increase in the average balances of interest bearing liabilities, which increased $110.1 million to $836.5 million for the three months ended March 31, 2023 compared to $726.4 million for the three months ended March 31, 2022 as a result of the increase in the average balance of our deposits and borrowings.

Provision for Credit Losses: The provision for credit losses increased by $13 thousand from $280 thousand for the three months ended March 31, 2022 to $293 thousand for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company adopted the current expected loss model ("CECL") which changes the methodology related to the calculation of expected credit losses within the loan portfolio. This new methodology calculates losses over the expected life of our loans based on historical credit performance in conjunction with select forecasted economic factors. The provision for credit losses for the three months ended March 31, 2023 consisted of $203 thousand related to loans and $90 thousand related to unfunded commitments. Approximately $100 thousand of the provision for credit losses can be attributable to an increase in the forecasted loss factors at March 31, 2023 with the remainder related to the necessary provision for new loans and loan commitments.

The Company completes a comprehensive quarterly evaluation to determine its provision for credit losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

Refer to Note 4 of the Notes to the Consolidated Financial Statement for additional details on the provision for credit losses.

Non-interest Income: Non-interest income decreased by $2.6 million to a loss of $1.9 million for the three months ended March 31, 2023, from the $711 thousand recognized during the same period of 2022. The decrease was primarily the result of a loss on the sale of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the quarter. The Company sold our investment and recognized a loss of $2.4 million during the three months ended March 31, 2023. Additionally, the Company had recognized a gain on the sale of the guaranteed portion of SBA loans sold into the secondary market of $180 thousand during the first quarter of 2022. The Company had no such gains in the first quarter of 2023.

Non-interest Expense: Non-interest expense increased $1.6 million, or 27%, from $6.1 million for the three months ended March 31, 2022, to $7.7 million for the three months ended March 31, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $464 thousand related to an increase in the number of employees to facilitate our growth and foster deposit relationships; (2) an increase of $234 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to our new corporate headquarters location and the Delaware Valley regional headquarters location; (3) an increase of $153 thousand in professional fees expenses; and (4) an increase in merger related expenses of $587 thousand as a result of the Partners Merger which merger agreement was executed in the first quarter of 2023.

Income Tax (Benefit) Expense: Income tax benefit for the three months ended March 31, 2023 totaled $376 thousand compared to an income tax expense of $286 thousand for the same period in 2022 as a result of a decrease in income before income tax expense. The income tax benefit recognized for the three months ended March 31, 2023 was the direct result of our net loss adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax benefit for the three months ended March 31, 2023 at an effective tax rate of 19.5% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the three months ended March 31, 2022 which resulted in an effective tax rate of 15.8%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of March 31, 2023, totaled $258.4 million, or 90.0% of our certificates of deposit, and 26.2% of total deposits. Of these certificates of deposit, $70 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At

March 31, 2023, the Company had $31.3 million outstanding in FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $286.4 million.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions that provide an available $51.0 million of additional liquidity at March 31, 2023. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $8.5 million at March 31, 2023.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2023 and December 31, 2022, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 10 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

Critical Accounting Estimates

It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimate, which have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The more significant area in which the Company's management applies critical assumptions and estimates include the following:

Allowance for credit losses: The loan portfolio is the biggest asset on the Company's balance sheet. The allowance for credit losses represents management's estimate of credit losses in the loan portfolio at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance for credit losses as deemed necessary by management. The allowance for credit losses consists of reserves on loans that share similar risk characteristics, and reserves on loans that do not share similar risk characteristics.

Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, historical credit losses experienced by peer institutions on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. This evaluation has subjective components requiring material estimates, including forecasted national economic conditions such as GDP and unemployment, expected default probabilities, the expected loss given default, and the amounts and timing of expected future cash flows. All of these factors may be susceptible to significant change.

Generally, loans that do not share similar risk characteristics are collateral-dependent and impairment is measured through the collateral method. When the measurement of these loans is less than the recorded investment in the loan, the shortfall is recorded through the allowance for credit losses. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

Recently Issued Accounting Standards

Recently issued accounting standards are included in Note 1 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2023, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor(s) represent(s) a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.

Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Failure to address the federal debt ceiling in a timely manner, downgrade of the U.S. credit rating, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may adversely affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future funding costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)