Form 10-Q
period 2023-06-30
LINKBANCORP, Inc.
filed 2023-08-10
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 16,235,871 shares as of August 9, 2023.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$4,736	$4,209
Interest-bearing deposits with other institutions	118,438	25,802
Cash and cash equivalents	123,174	30,011
Certificates of deposit with other banks	498	5,623
Securities available for sale, at fair value	83,620	78,813
Securities held to maturity (Fair value of $36,058 and $30,080, respectively)	38,806	31,822
Less: Allowance for credit losses - securities	(586)	—
Securities held to maturity, net	38,220	31,822
Loans receivable	969,533	927,871
Less: Allowance for credit losses - loans	(10,228)	(4,666)
Net loans	959,305	923,205
Investments in restricted bank stock	5,544	3,377
Premises and equipment, net	6,292	6,743
Right-of-Use Asset – Premises	9,896	10,219
Bank-owned life insurance	24,554	19,244
Goodwill and other intangible assets	36,774	36,894
Deferred tax asset	6,571	5,619
Accrued interest receivable and other assets	14,024	12,084
TOTAL ASSETS	$1,308,472	$1,163,654
LIABILITIES
Deposits:
Demand, noninterest bearing	$240,729	$192,773
Interest bearing	794,113	753,999
Total deposits	1,034,842	946,772
Other borrowings	74,899	20,938
Subordinated debt	40,398	40,484
Operating lease liabilities	9,896	10,219
Allowance for credit losses - unfunded commitments	904	54
Accrued interest payable and other liabilities	5,081	6,634
TOTAL LIABILITIES	1,166,020	1,025,101

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock (At June 30, 2023 and December 31, 2022: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At June 30, 2023 and December 31, 2022: $0.01 par value; 50,000,000 and 25,000,000 shares authorized, respectively; 16,228,440 and 14,939,640 shares issued and outstanding, respectively.)	162	149
Surplus	127,818	117,709
Retained earnings	19,039	27,100
Accumulated other comprehensive loss	(4,567)	(6,405)
TOTAL SHAREHOLDERS’ EQUITY	142,452	138,553
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,308,472	$1,163,654

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$12,499	$8,114	$24,261	$15,877
Investment securities and certificates of deposit:
Taxable	822	587	1,475	863
Exempt from federal income tax	297	298	597	589
Other	708	96	983	149
Total interest and dividend income	14,326	9,095	27,316	17,478
INTEREST EXPENSE
Deposits	5,242	818	9,759	1,483
Other borrowings	558	2	645	24
Subordinated debt	437	422	869	641
Total interest expense	6,237	1,242	11,273	2,148
NET INTEREST INCOME BEFORE (CREDIT TO) PROVISION FOR CREDIT LOSSES	8,089	7,853	16,043	15,330
(Credit to) provision for credit losses	(493)	395	(200)	675
NET INTEREST INCOME AFTER (CREDIT TO) PROVISION FOR CREDIT LOSSES	8,582	7,458	16,243	14,655
NONINTEREST INCOME
Service charges on deposit accounts	197	218	396	428
Bank-owned life insurance	170	114	310	225
Net realized (losses) gains on the sales of debt securities	—	—	(2,370)	13
Gain on sale of loans	296	153	296	333
Other	223	211	401	409
Total noninterest income	886	696	(967)	1,408
NONINTEREST EXPENSE
Salaries and employee benefits	4,037	3,722	8,157	7,378
Occupancy	696	433	1,403	907
Equipment and data processing	893	595	1,586	1,192
Professional fees	418	307	799	535
FDIC insurance	184	138	343	342
Bank shares tax	278	201	556	384
Merger & system conversion related expenses	315	—	902	—
Other	995	846	1,807	1,604
Total noninterest expense	7,816	6,242	15,553	12,342
Income (loss) before income tax expense (benefit)	1,652	1,912	(277)	3,721
Income tax expense (benefit)	305	306	(70)	591
NET INCOME (LOSS)	$1,347	$1,606	$(207)	$3,130
EARNINGS (LOSS) PER SHARE, BASIC	$0.08	$0.16	$(0.01)	0.32
EARNINGS (LOSS) PER SHARE, DILUTED	$0.08	$0.16	$(0.01)	0.31
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	16,228,069	9,836,984	15,856,574	9,831,739
DILUTED	16,228,069	9,913,477	15,856,574	9,983,742

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In Thousands)
Net income (loss)	$1,347	$1,606	$(207)	$3,130
Components of other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,071)	(3,262)	406	(8,427)
Tax effect	224	685	(87)	1,770
Net of tax amount	(847)	(2,577)	319	(6,657)

Unrealized gain on cash flow hedges	1,923	—	1,923	—
Tax effect	(404)	—	(404)	—
Net of tax amount	1,519	—	1,519	—

Reclassification adjustment for debt securities gains realized in net income	—	—	—	(13)
Tax effect	—	—	—	3
Net of tax amount	—	—	—	(10)
Total other comprehensive income (loss)	672	(2,577)	1,838	(6,667)
Total comprehensive income (loss)	$2,019	$(971)	$1,631	$(3,537)

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2023	16,221,692	$250	$127,659	$18,911	$(5,239)	$141,581
Net income	—	—	—	1,347	—	1,347
Dividends declared ($0.075 per share)	—	—	—	(1,219)	—	(1,219)
Employee stock purchase plan	6,748	—	42	—	—	42
Stock option expense	—	—	29	—	—	29
Reclassification	—	(88)	88	—	—	—
Other comprehensive income	—	—	—	—	672	672
Balance, June 30, 2023	16,228,440	$162	$127,818	$19,039	$(4,567)	$142,452

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2022	9,826,435	$99	$82,930	$25,623	$(2,312)	$106,340
Net income	—	—	—	1,606	—	1,606
Dividends declared ($0.075 per share)	—	—	—	(738)	—	(738)
Exercise of stock options	12,000	—	120	—	—	120
Stock option expense	—	—	20	—	—	20
Other comprehensive loss	—	—	—	—	(2,577)	(2,577)
Balance, June 30, 2022	9,838,435	$99	$83,070	$26,491	$(4,889)	$104,771

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)
Balance, January 1, 2023, as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134
Net loss	—	—	—	(207)	—	(207)
Dividends declared ($0.15 per share)	—	—	—	(2,435)	—	(2,435)
Issuance of shares of common stock, net proceeds	1,282,052	13	9,967	—	—	9,980
Employee stock purchase plan	6,748	—	84	—	—	84
Stock option expense	—	—	58	—	—	58
Other comprehensive loss	—	—	—	—	1,838	1,838
Balance, June 30, 2023	16,228,440	162	127,818	19,039	(4,567)	142,452

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income	—	—	—	3,130	—	3,130
Dividends declared ($0.15 per share)	—	—	—	(1,475)	—	(1,475)
Exercise of stock options	12,000	—	120	—	—	120
Stock option expense	—	—	40	—	—	40
Other comprehensive loss	—	—	—	—	(6,667)	(6,667)
Balance, June 30, 2022	9,838,435	$99	$83,070	$26,491	$(4,889)	$104,771

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(207)	$3,130
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit to) provision for credit losses	(200)	675
Depreciation	516	384
Amortization of intangible assets	120	132
Accretion of discounts, net	(321)	(683)
Origination of loans to be sold	(3,745)	(3,659)
Proceeds from loan sales	4,041	3,992
Gain on sale of loans	(296)	(333)
Share-based and deferred compensation	422	349
Bank-owned life insurance income	(310)	(225)
Loss (Gain) on sale of debt securities, available for sale	2,370	(13)
Change in accrued interest receivable and other assets	(217)	(2,356)
Change in accrued interest payable and other liabilities	(1,833)	(590)
Net cash provided by operating activities	340	803

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,847	513
Proceeds from calls and maturities	—	1,150
Proceeds from principal repayments	3,759	7,271
Purchases	(9,756)	—
Investment securities held to maturity:
Proceeds from principal repayments	1,337	628
Purchases	(11,289)	(29,389)
Proceeds from redemptions of certificates of deposit with other banks	5,125	1,740
Purchase of restricted investment in bank stocks	(5,853)	(999)
Redemption of restricted investment in bank stocks	3,686	1,117
Increase in loans, net	(40,544)	(70,596)
Purchase of bank-owned life insurance	(5,000)	—
Purchase of premises and equipment	(65)	(3,010)
Net cash used in investing activities	(56,753)	(91,575)

FINANCING ACTIVITIES
Increase in deposits, net	88,070	130,708
Change in short-term borrowings, net	(21,039)	(18,175)
Proceeds from issuance of subordinated debt	—	20,000
Proceeds from other borrowings	75,000	—
Issuance of shares from exercise of stock options	—	120
Dividends paid	(2,435)	(1,475)
Net proceeds from issuance of common stock	9,980	—
Net cash provided by financing activities	149,576	131,178
Increase in cash and cash equivalents	93,163	40,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,011	22,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,174	$62,996
See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$11,296	$1,926
Income taxes	$—	$200

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

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank entered into an Agreement and Plan of Merger pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution. The merger was consummated effective September 18, 2021 (collectively, the "Gratz Merger"). In markets other than the pre-merger Gratz Bank areas, the Bank operated as "LINKBANK, a division of The Gratz Bank." Effective November 4, 2022, the Bank began to operate under one brand under the name LINKBANK.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2023 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Reclassifications had no effect on prior year net income or shareholders' equity.

Pending Merger with Partners Bancorp

On February 22, 2023, the Company entered into an Agreement and Plan of Merger (the "Partners Merger Agreement") with Partners Bancorp ("Partners"), a Maryland corporation, and the holding company for The Bank of Delmarva and Virginia Partners Bank, based in Seaford, Delaware and Fredericksburg, Virginia, respectively. At December 31, 2022, Partners had total assets of $1.57 billion, total loans of $1.23 billion, total deposits of $1.34 billion, and 17,973,724 shares outstanding. The Partners Merger Agreement provides that, subject to the terms and conditions thereof, Partners will merge with and into the Company, with the Company as the surviving corporation, and that The Bank of Delmarva and Virginia Partners Bank will merge with and into LINKBANK, with LINKBANK as the surviving bank (collectively, the "Partners Merger"). The Partners Merger is expected to close in the third or fourth quarter of 2023, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. On June 22, 2023, shareholders of the Company and Partners each approved the Partners Merger. The acquisition will introduce the Company's operations into northern Virginia, eastern Maryland, Delaware, and southern New Jersey.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $3,927 and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: agriculture, commercial and industrial, commercial real estate, and municipal. Consumer loans consist of the following classes: residential real estate, and other consumer. The loan segments are based on collateral type.

The accrual of interest on all portfolio classes is discontinued at the time the loan is more than ninety days delinquent unless the loan is well collateralized and in process of collection. Nonaccrual loans are reviewed for charge-offs if more than ninety-days

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

past due, except for residential loans and consumer loans. Residential loans are reviewed at 180 days and consumer loans are reviewed at 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered unlikely.

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

Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Goodwill Impairment

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. In conjunction with the IPO, the Company issued 5,101,205 shares of common stock and the Company's stock price subsequently decreased from an average closing price of $9.32 per share for the month of August 2022, to $7.50 per share upon completion of the IPO. In the second quarter of 2023, the Company's stock price has remained below $7.50, causing management to perform a goodwill impairment test at June 30, 2023. In testing goodwill for impairment as of June 30, 2023, the Company determined that the fair value of its reporting unit exceeded its carrying value. Accordingly, there was no goodwill impairment at June 30, 2023.

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

Derivatives

On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period permitted. For entities who have already adopted ASU 2017-12, immediate adoption is allowed. ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted ASU 2022-01 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. At January 1, 2023, the Company increased the allowance for credit losses for loans by $5.7 million, the allowance for credit losses for unfunded loan commitments by $910 thousand, and the allowance on held-to-maturity securities by $602 thousand. At January 1, 2023, the Company reported a cumulative-effect adjustment of $5.4 million which decreased retained earnings.

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

The below table shows the changes made to loan segments and the allowance for credit losses upon the adoption of ASC 326 as of January 1, 2023.

(In Thousands)	December 31, 2022 Statement Balance	Segment portfolio reclassifications	December 31, 2022 after reclassifications
Loans:
Agriculture and farmland	$15,591	$40,155	$55,746
Construction	—	57,713	57,713
Commercial & industrial	103,874	881	104,755
Paycheck Protection Program	881	(881)	—
Commercial real estate	540,914	(540,914)	—
Multifamily	—	105,390	105,390
Owner occupied	—	139,554	139,554
Non-owner occupied	—	245,274	245,274
Residential real estate	250,832	(250,832)	—
First liens	—	168,084	168,084
Second liens and lines of credit	—	35,576	35,576
Municipal	5,466	—	5,466
Consumer and other	10,057	—	10,057
Total	927,615	—	927,615
Deferred Costs	256	—	256
Total	$927,871	$—	$927,871

Allowance:
Agriculture and farmland	$33	$246	$279
Construction	—	274	274
Commercial & industrial	583	—	583
Paycheck Protection Program	—	—	—
Commercial real estate	2,462	(2,462)	—
Multifamily	—	480	480
Owner occupied	—	635	635
Non-owner occupied	—	1,116	1,116
Residential real estate	1,536	(1,536)	—
First liens	—	1,029	1,029
Second liens and lines of credit	—	218	218
Municipal	12	—	12
Consumer and other	40	—	40
Total	$4,666	$—	$4,666

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Allowance for Credit Losses - Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $141 at June 30, 2023 which is excluded from the estimate of credit losses.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Accrued interest receivable on available for sale debt securities totaled $516 at June 30, 2023 and is excluded from the estimate of credit losses.

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	June 30, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
US government agency securities	$2,000	$—	$(19)	$1,981
Small Business Administration loan pools	726	—	(15)	711
Obligations of state and political subdivisions	45,651	7	(3,728)	41,930
Mortgage-backed securities in government-sponsored entities	42,946	—	(3,948)	38,998
	$91,323	$7	$(7,710)	$83,620

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,782)	$13,218	$586
Structured mortgage-backed securities	23,806	—	(966)	22,840	—
	$38,806	$—	$(2,748)	$36,058	$586

	December 31, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$858	$—	$(15)	$843
Obligations of state and political subdivisions	44,189	14	(4,034)	40,169
Mortgage-backed securities in government-sponsored entities	41,873	—	(4,072)	37,801
	$86,920	$14	$(8,121)	$78,813
Held to Maturity:
Corporate debentures	$14,993	$—	$(994)	$13,999
Structured mortgage-backed securities	16,829	—	(748)	16,081
	$31,822	$—	$(1,742)	$30,080

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	June 30, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,981	$(19)	$—	$—	$1,981	$(19)
Small Business Administration loan pools	—	—	711	(15)	711	(15)
Obligations of state and political subdivisions	4,008	(139)	27,946	(3,589)	31,954	(3,728)
Mortgage-backed securities in government-sponsored entities	47	(1)	38,951	(3,947)	38,998	(3,948)
	$6,036	$(159)	$67,608	$(7,551)	$73,644	$(7,710)
Held to Maturity:
Corporate debentures	$7,234	$(765)	$5,983	$(1,017)	$13,217	$(1,782)
Structured mortgage-backed securities	5,708	(52)	17,132	(914)	22,840	(966)
	$12,942	$(817)	$23,115	$(1,931)	$36,057	$(2,748)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$334	$(1)	$509	$(14)	$843	$(15)
Obligations of state and political subdivisions	34,836	(3,372)	2,559	(662)	37,395	(4,034)
Mortgage-backed securities in government-sponsored entities	18,052	(1,538)	19,749	(2,534)	37,801	(4,072)
	$53,222	$(4,911)	$22,817	$(3,210)	$76,039	$(8,121)
Held to Maturity
Corporate debentures	$13,999	$(994)	$—	$—	$13,999	$(994)
Structured mortgage-backed securities	16,081	(748)	—	—	16,081	(748)
	$30,080	$(1,742)	$—	$—	$30,080	$(1,742)

No allowance for credit losses on available for sale debt securities was needed at June 30, 2023. The Company reviews its position quarterly and believes that as of June 30, 2023 and December 31, 2022, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 181 and 175 available for sale debt securities with unrealized losses at June 30, 2023 and December 31, 2022, respectively. The Company has concluded that the

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to result in the noncollection of principal and interest during the year.

There were 13 and ten held to maturity debt securities with unrealized losses at June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$300	$296	$—	$—
Due after one year through five years	7,684	7,506	6,000	5,696
Due after five years through ten years	14,908	14,027	9,000	7,522
Due after ten years	25,485	22,793	—	—
Mortgage-backed securities and Collateralized mortgage obligations	42,946	38,998	23,806	22,840
	$91,323	$83,620	$38,806	$36,058

The following table summarizes sales of debt securities for the six months ended June 30, 2023 and 2022. There were no sales of debt securities for the three months ended June 30, 2023 and 2022.

(In Thousands)	For the Six Months Ended June 30,
	2023	2022
Proceeds	$1,847	$513
Gross gains	—	13
Gross losses	2,370	—
Net (loss) gain	$(2,370)	$13

The tax benefit (provision) related to these realized gains and losses was $498 and $(3) as of June 30, 2023 and 2022, respectively.

At December 31, 2022, the Company's corporate debenture portfolio contained $3,000 of an investment in subordinated notes issued by Signature Bank. As a result of and subsequent to the failure of Signature Bank during the first quarter of 2023, the Company sold its investment in the Signature Bank subordinated notes and incurred a pre-tax gross loss of approximately $2,445.

The Company had pledged debt securities with a carrying value of $45,561 and $47,418 to secure public monies as of June 30, 2023 and December 31, 2022, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	June 30, 2023	December 31, 2022
Agriculture and farmland loans	$50,552	$55,746
Construction loans	75,628	57,713
Commercial & industrial loans	104,869	104,755
Commercial real estate loans
Multifamily	113,254	105,390
Owner occupied	154,520	139,554
Non-owner occupied	254,691	245,274
Residential real estate loans
First liens	170,271	168,084
Second liens and lines of credit	30,148	35,576
Consumer and other loans	11,308	10,057
Municipal loans	3,929	5,466
	969,170	927,615
Deferred costs	363	256
Allowance for credit losses	(10,228)	(4,666)
Total	$959,305	$923,205

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate.

At June 30, 2023 and December 31, 2022 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $453 and $0, respectively.
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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at June 30, 2023 and December 31, 2022.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarizes the activity in the allowance for credit losses by loan segment for the three and six months ended June 30, 2023.

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended June 30, 2023
Allowance for credit losses:
Agriculture and farmland	$208	$—	$—	$1	$209
Construction	813	—	—	(85)	728
Commercial & industrial	930	—	—	(201)	729
Commercial real estate
Multifamily	730	—	—	(57)	673
Owner occupied	1,593	—	—	(34)	1,559
Non-owner occupied	4,315	—	12	23	4,350
Residential real estate
First liens	1,508	—	27	(138)	1,397
Second liens and lines of credit	402	—	58	(77)	383
Municipal	7	—	—	—	7
Consumer	20	—	—	2	22
Unallocated	—	—	—	171	171
Total	$10,526	$—	$97	$(395)	$10,228

	Beginning balance	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Six Months Ended June 30, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$120	$209
Construction	274	513	—	—	(59)	728
Commercial & industrial	583	283	—	—	(137)	729
Commercial real estate
Multifamily	480	340	—	—	(147)	673
Owner occupied	635	760	—	—	164	1,559
Non-owner occupied	1,116	3,195	—	12	27	4,350
Residential real estate
First liens	1,029	635	—	28	(295)	1,397
Second liens and lines of credit	218	140	—	59	(34)	383
Municipal	12	(2)	—	—	(3)	7
Consumer	40	(19)	—	—	1	22
Unallocated	—	—	—	—	171	171
Total	$4,666	$5,655	$—	$99	$(192)	$10,228

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 89 days still accruing by segments of the loan portfolio:

	As of June 30, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Loans past due over 89 days still accruing
Agriculture and farmland	$505	$—	$—
Construction	—	—	—
Commercial & industrial	14	—	51
Commercial real estate
Multifamily	—	—	—
Owner occupied	—	—	—
Non-owner occupied	433	—	—
Residential real estate
First liens	1,246	—	244
Second liens and lines of credit	44	—	98
Municipal	—	—	—
Consumer	51	—	—
Total	$2,293	$—	$393

The Company recognized $12 and $28 of interest income on nonaccrual loans during the three and six months ended June 30, 2023.

The following table presents an aging analysis of the recorded investment of past due loans at June 30, 2023.

	June 30, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$—	$—	$—	$—	$50,552	$50,552
Construction	94	100	—	194	75,434	75,628
Commercial & industrial	116	—	51	167	104,702	104,869
Commercial real estate
Multifamily	—	—	—	—	113,254	113,254
Owner occupied	133	—	—	133	154,387	154,520
Non-owner occupied	558	—	389	947	253,744	254,691
Residential real estate
First liens	501	224	836	1,561	168,710	170,271
Second liens and lines of credit	68	40	128	236	29,912	30,148
Municipal	—	—	—	—	11,308	11,308
Consumer	5	—	2	7	3,922	3,929
Total	$1,475	$364	$1,406	$3,245	$965,925	$969,170

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of June 30, 2023.

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$249	$14,082	$5,260	$5,272	$3,514	$14,586	$4,402	$—	$47,365
Special mention	—	—	—	—	55	194	—	—	249
Substandard or lower	14	—	—	262	—	2,647	15	—	2,938
Total Agriculture and farmland	$263	$14,082	$5,260	$5,534	$3,569	$17,427	$4,417	$—	$50,552
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	12,476	31,172	22,367	924	5,513	1,705	1,377	94	75,628
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Construction	12,476	31,172	22,367	924	5,513	1,705	1,377	94	75,628
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	7,519	14,900	7,916	10,140	2,079	648	56,485	3,639	103,326
Special mention	—	—	183	—	—	474	872	—	1,529
Substandard or lower	—	—	—	—	13	—	1	—	14
Total Commercial & industrial	7,519	14,900	8,099	10,140	2,092	1,122	57,358	3,639	104,869
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Multifamily
Pass	4,853	44,451	44,160	11,401	5,927	410	154	—	111,356
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,898	—	—	1,898
Total Commercial real estate - Multifamily	4,853	44,451	44,160	11,401	5,927	2,308	154	—	113,254
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	13,448	64,917	24,647	15,521	21,596	5,812	2,551	—	148,492
Special mention	—	—	1,505	—	1,345	302	328	—	3,480
Substandard or lower	—	—	—	—	2,145	329	74	—	2,548
Total Commercial real estate - Owner occupied	13,448	64,917	26,152	15,521	25,086	6,443	2,953	—	154,520
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	14,835	106,280	58,935	18,576	30,203	13,128	5,737	—	247,694
Special mention	—	—	—	—	6,282	—	—	—	6,282
Substandard or lower	—	—	45	—	140	281	—	249	715
Total Commercial real estate - Non-owner occupied	14,835	106,280	58,980	18,576	36,625	13,409	5,737	249	254,691
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	121	29	49	1,758	—	1,895	77	—	3,929
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	121	29	49	1,758	—	1,895	77	—	3,929
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$53,501	$275,831	$163,334	$63,592	$68,832	$38,184	$70,783	$3,733	$737,790
Special mention	—	—	1,688	—	7,682	970	1,200	—	11,540
Substandard or lower	14	—	45	262	2,298	5,155	90	249	8,113
Total	$53,515	$275,831	$165,067	$63,854	$78,812	$44,309	$72,073	$3,982	$757,443

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

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$12,982	$42,226	$48,450	$20,166	$9,743	$29,327	$5,887	$—	$168,781
Nonperforming	—	—	—	105	215	1,170	—	—	1,490
Total Residential real estate - First liens	$12,982	$42,226	$48,450	$20,271	$9,958	$30,497	$5,887	$—	$170,271
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	47	824	710	1,051	197	1,465	25,706	6	30,006
Nonperforming	—	—	—	—	—	30	96	16	142
Total Residential real estate - Second liens and lines of credit	47	824	710	1,051	197	1,495	25,802	22	30,148
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	699	199	83	80	22	26	10,148	—	11,257
Nonperforming	—	2	—	—	49	—	—	—	51
Total Consumer and other	699	201	83	80	71	26	10,148	—	11,308
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$13,728	$43,249	$49,243	$21,297	$9,962	$30,818	$41,741	$6	$210,044
Nonperforming	—	2	—	105	264	1,200	96	16	1,683
Total	$13,728	$43,251	$49,243	$21,402	$10,226	$32,018	$41,837	$22	$211,727

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

The following table summarizes the activity in the allowance for loan losses by loan class for the three and six month periods ended June 30, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$20	$585	$1,070	$1,728	$13	$15	$12	$3,443
Charge-offs	—	(1)	(1)	—	—	—	—	(2)
Recoveries	—	5	—	49	—	—	—	54
Provision	(3)	(83)	717	(230)	8	(2)	(12)	395

Ending balance	$17	$506	$1,786	$1,547	$21	$13	$0	$3,890

(In Thousands)	For the Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	—	(1)	(1)	—	—	—	—	(2)
Recoveries	—	7	—	56	2	—	—	65
Provision	(6)	(82)	988	(143)	(3)	(2)	(77)	675
Ending balance	$17	$506	$1,786	$1,547	$21	$13	$0	$3,890

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at December 31, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2022
Allowance for loan losses:
Ending balance	$33	$583	$2,462	$1,536	$40	$12	$—	$4,666
Ending balance: individually evaluated for impairment	$—	$20	$—	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	$33	$563	$2,462	$1,536	$40	$12	$—	$4,646
Loans:
Ending balance	$15,591	$104,755	$540,914	$250,832	$10,057	$5,466		$927,615
Ending balance: individually evaluated for impairment	$300	$55	$2,306	$4,652	$—	$—		$7,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$2,227	$182	$—	$—		$2,409
Ending balance: collectively evaluated for impairment	$15,291	$104,700	$536,381	$245,998	$10,057	$5,466		$917,893

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

	As of December 31, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$300	$300	$—
Commercial loans	35	55	—
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—

With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	20	20	20
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$300	$300	$—
Commercial loans	55	75	20
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$7,313	$7,370	$20

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022		2022
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$237	$3	$242	$6
Commercial loans	4,706	66	4,935	132
Commercial real estate loans	455	4	461	9
Residential real estate loans	3,143	23	3,171	48
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	8,541	96	8,809	195
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	—	—	—	—
Total	$8,541	$96	$8,809	$195

The following table presents nonaccrual loans by classes of the loan portfolio:

(In Thousands)	December 31, 2022
Commercial and PPP loans	$35
Commercial real estate loans	231
Residential real estate loans	1,652
Consumer loans	—
Total	$1,918

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

5.
DEPOSITS

Deposit accounts are summarized as follows:

	June 30, 2023		December 31, 2022
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$240,729	23.26%	$192,773	20.36%
Demand, interest-bearing	237,114	22.91	254,478	26.88
Money market and savings	254,632	24.61	228,048	24.09
Time deposits, $250 and over	57,194	5.53	45,616	4.82
Time deposits, other	245,173	23.69	225,857	23.86
	$1,034,842	100.0%	$946,772	100.0%

Within time deposits, other, there were $60,052 and $70,000 in brokered deposits outstanding at June 30, 2023 and December 31, 2022, respectively. The brokered deposits outstanding at June 30, 2023 mature in July 2023.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings and subordinated debt was as follows:

(in Thousands)	June 30, 2023	December 31, 2022
Subordinated Debt	$40,398	$40,484
Short-term borrowings	74,899	20,938
Total	$115,297	$61,422

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

Short-term Borrowings - FHLB Advances

The Company had $74,899 and $20,938 in short-term FHLB Advances outstanding at June 30, 2023 and December 31, 2022, respectively. These advances have scheduled maturities less than a year. Our balance as of June 30, 2023 represents a single FHLB advance with a one-month maturity, however, as part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May of 2028. See Note 12 for more detail on an interest rate swap transaction regarding FHLB advances.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51,000 at June 30, 2023. There were no borrowings under these lines of credit at June 30, 2023 and December 31, 2022.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At June 30, 2023		At December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$123,174	$123,174	$30,011	$30,011
Certificates of deposit with other banks (Level 3)	498	494	5,623	5,590
Securities held to maturity (Level 2)	38,806	36,058	31,822	30,080
Loans (Level 3)	969,533	906,166	927,871	886,944
Accrued interest receivable (Level 1)	4,755	4,755	4,661	4,661
Restricted investments in bank stock (Level 1)	5,544	5,544	3,377	3,377
Cash surrender value of life insurance (Level 1)	24,554	24,554	19,244	19,244
Financial liabilities:
Non-maturity deposits (Level 1)	732,475	732,475	675,299	675,299
Time Deposits (Level 3)	302,367	299,066	271,473	266,775
Other borrowings (Level 3)	74,899	74,899	20,938	20,938
Subordinated Notes (Level 3)	40,398	35,969	40,484	35,966
Accrued interest payable (Level 1)	774	774	797	797

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	June 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US government agency securities	$—	$1,981	$—	$1,981
Small Business Administration loan pools	—	711	—	711
Obligations of state and political subdivisions	—	41,930	—	41,930
Mortgage backed securities in government-sponsored entities	—	38,998	—	38,998
Total	$—	$83,620	$—	$83,620

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$843	$—	$843
Obligations of state and political subdivisions	—	40,169	—	40,169
Mortgage backed securities in government-sponsored entities	—	37,801	—	37,801
Total	$—	$78,813	$—	$78,813

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2023 and December 31, 2022 are presented in the table below.

	June 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$9,888	$9,888

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$7,313	$7,313

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	June 30, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$9,888	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$7,313	Appraisal of collateral	(1)	Liquidation expenses	10%

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

The table below provides details of the Company's stock options at June 30, 2023.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2022	490,000	$10.11	7.0	$33
Granted	—
Expired/terminated	(25,000)	10.86	—
Exercised	—
Outstanding, June 30, 2023	465,000	$10.06	6.8	$—
Exercisable at period end	266,000	$10.15	6.0	$—

The exercise prices for options outstanding as of June 30, 2023 ranged from $9.00 to $14.50. The Company recognized compensation expense of $29 and $58 during the three and six months ended June 30, 2023 and $19 and $39 during the three and six months ended June 30, 2022, respectively. At June 30, 2023, the total unrecognized stock-based compensation costs totaled $238 and will be recognized ratably as expense through December 31, 2027.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of June 30, 2023, the Bank has met all capital adequacy requirements to which it is subject.

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

The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	June 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$131,498	12.88%	$125,632	12.89%
For capital adequacy purposes	77,616	8.00	77,953	8.00
To be well capitalized	97,020	10.00	97,441	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$125,510	12.29%	$120,912	12.41%
For capital adequacy purposes	58,212	6.00	58,465	6.00
To be well capitalized	77,616	8.00	77,953	8.00
Common equity
(to risk-weighted assets)
Actual	$125,510	12.29%	$120,912	12.41%
For capital adequacy purposes	43,659	4.50	43,848	4.50
To be well capitalized	63,063	6.50	63,337	6.50
Tier 1 capital
(to average assets)
Actual	$125,510	10.41%	$120,912	10.93%
For capital adequacy purposes	48,247	4.00	44,248	4.00
To be well capitalized	60,309	5.00	55,311	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2023 and December 31, 2022, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of June 30, 2023 and December 31, 2022, the Company has an allowance for credit losses for off-balance sheet instruments of $904 and $54, respectively, included within the liabilities section of the balance sheet. The corresponding credit to provision for credit losses for the three and six months ended June 30, 2023 was $150 and $60, respectively. The provision for credit losses for both the three and six months ended June 30, 2022 was $0.

At June 30, 2023 and December 31, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	June 30, 2023	December 31, 2022
Unfunded commitments under lines of credit:
Home equity loans	$41,155	$43,798
Commercial real estate, construction, and land development	60,492	62,146
Commercial and industrial	147,134	125,205
Total	$248,781	$231,149

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$1,347	$1,606	$(207)	$3,130
Basic weighted average common shares outstanding	16,228,069	9,836,984	15,856,574	9,831,739
Net effect of dilutive stock options and warrants	—	76,493	—	152,003
Diluted weighted average common shares outstanding	16,228,069	9,913,477	15,856,574	9,983,742
Net income (loss) per common share:
Basic	$0.08	$0.16	$(0.01)	$0.32
Diluted	$0.08	$0.16	$(0.01)	$0.31

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation awards	—	195,700	—	195,700
Warrants	—	1,537,484	—	1,537,484
Total dilutive securities	—	1,733,184	—	1,733,184

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation awards	284,200	—	214,700	—
Warrants	1,537,484	—	1,537,484	—
Total anti-dilutive securities	1,821,684	—	1,752,184	—

12.
DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The derivative contract entered into during the second quarter of 2023, is used to hedge the variable cash flows associated with monthly FHLB Advances.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.4 million will be reclassified as a reduction to interest expense.

At June 30, 2023, the derivative had a notional amount of $75 million. The Company recorded $2.0 million within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Partners Merger
•
Financial Highlights
•
Comparison of Financial Condition at June 30, 2023 and December 31, 2022
•
Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022.
•
Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022.
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
•
the Partners Merger will not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all;
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

Partners Merger

On February 22, 2023, the Company and Partners Bancorp entered into the Merger Agreement that provides that Partners Bancorp will merge with and into the Company, with the Company as the surviving corporation (the “Partners Merger”). Partners Bancorp shareholders will receive 1.15 shares of Company common stock for each Partners Bancorp share they own. Following the Partners Merger, Partners Bancorp’s two bank subsidiaries, The Bank of Delmarva and Virginia Partners Bank, will merge with and into LINKBANK, with LINKBANK remaining as the surviving bank (the “Bank Mergers”). The completion of the Partners Merger and the Bank Mergers is subject to customary closing conditions, including the receipt of regulatory approvals. On June 22, 2023, shareholders of the Company and Partners Bancorp each approved the Partners Merger. The Partners Merger is expected to close in the third or fourth quarter of 2023.

Financial Highlights

The following is a summary of the financial highlights as of and for the three and six months ended June 30, 2023:

•
Quarterly Net Income (Loss) and Net Income (Loss) Per Share - Net income was $1.3 million for the three months ended June 30, 2023, a $259 thousand decrease from net income of $1.6 million for the same period in 2022 and a $2.9 million increase from the three months ended March 31, 2023 ("Linked Quarter"). Diluted net income (loss) per share was $0.08 for the three months ended June 30, 2023, compared to $0.16 per diluted share for the comparable period in 2022 and ($0.10) per diluted share for the three months ended March 31, 2023.
•
YTD Net Income (Loss) - Net loss was $207 thousand for the six months ended June 30, 2023, a $3.3 million decrease from net income of $3.1 million for the same period in 2022.
•
Net Interest Income - Net interest income before provision for credit losses increased $236 thousand, or 3.0% for the three months ended June 30, 2023 compared to the same period in 2022. Net interest margin for the second quarter of 2023 totaled 2.81%, representing a 57 basis points decrease over the same period in 2022. For the Linked Quarter, net interest income before provision for credit losses increased $135 thousand and net interest margin decreased 14 basis points.
•
Loan Growth - Total gross loans held for investment grew by $24.2 million during the second quarter of 2023 to $969.5 million at June 30, 2023, equating to an annualized growth rate of approximately 10.3%.
•
Deposit Growth - Total deposits grew by $50.3 million during the second quarter of 2023 to $1.03 billion at June 30, 2023, equating to an annualized growth rate of approximately 20.5%.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets at June 30, 2023, were $1.31 billion, an increase of $144.8 million, or 12.4%, from $1.16 billion at December 31, 2022. The increase in total assets was primarily due to an increase in cash and cash equivalents of $93.2 million, from $30.0 million at December 31, 2022 to $123.2 million at June 30, 2023, an increase in securities available for sale of $4.8 million, or 6.1%, from $78.8 million at December 31, 2022 to $83.6 million at June 30, 2023, an increase in securities held to maturity from $31.8 million at December 31, 2022 to $38.8 million at June 30, 2023, and an increase in net loans receivable of $36.1 million, or 3.9%, from $923.2 million at December 31, 2022 to $959.3 million at June 30, 2023.

Cash and cash equivalents increased $93.2 million, or 310.4%, from $30.0 million at December 31, 2022 to $123.2 million at June 30, 2023. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $88.1 million;
•
Cash received from investment securities (sales, calls, maturities, and principal repayments) of $6.9 million;
•
Cash received from redemptions of certificates of deposit with other banks of $5.1 million;
•
Proceeds from the Private Placement of $10.0 million;
•
Net increase in borrowings of $54.0 million; and
•
Cash from operating activities of $340 thousand.

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $40.5 million;
•
Purchase of investment securities held to maturity of $11.3 million;
•
Purchase of investment securities available for sale of $9.8 million;
•
Purchase of bank owned life insurance of $5.0 million; and
•
Payment of dividends of $2.4 million.

Securities available-for-sale increased by $4.8 million, or 6.1%, to $83.6 million at June 30, 2023 from $78.8 million at December 31, 2022. The increase was due to purchases of investment securities of $9.8 million, an increase in fair value of our securities of $400 thousand as a result of changes in market conditions, partially offset by calls/repayments totaling $3.8 million, and sales of existing securities of $1.3 million. Securities held to maturity increased $7.0 million, or 21.9% to $38.8 million at June 30, 2023 from $31.8 million at December 31, 2022. This increase was primarily the result of securities purchases of $11.3 million, partially offset by principal repayments of $1.3 million and the sale of one security with a purchase value of $3.0 million that was related to a failed financial institution resulting in a loss recognized of $2.4 million.

Net loans receivable increased during the six months ended June 30, 2023 as shown in the table below:

(dollars in thousands)	June 30, 2023	December 31, 2022	Change	%
Agriculture loans	$50,552	$55,746	$(5,194)	(9.32)%
Construction loans	75,628	57,713	17,915	31.04
Commercial loans	104,869	104,755	114	0.11
Commercial real estate loans
Multifamily	113,254	105,390	7,864	7.46
Owner occupied	154,520	139,554	14,966	10.72
Non-owner occupied	254,691	245,274	9,417	3.84
Residential real estate loans
First liens	170,271	168,084	2,187	1.30
Second liens and lines of credit	30,148	35,576	(5,428)	(15.26)
Consumer and other loans	11,308	10,057	1,251	12.44
Municipal loans	3,929	5,466	(1,537)	(28.12)
Total Loans	969,170	927,615	41,555	4.48
Deferred costs	363	256	107	41.80
Allowance for credit losses	(10,228)	(4,666)	(5,562)	119.20
Total	$959,305	$923,205	36,100	3.91%

Construction loans increased $17.9 million during the first six months of 2023 primarily due to draws on existing loans with new loan originations for the year to date adding $12.5 million to the balance. The growth in our commercial real estate loans of $32.2 million was not attributable to any one significant loan relationship and was primarily the result of balances of new loan originations of $33.3 million partially offset by normal net loan repayment activity.

The allowance for credit losses increased $5.6 million from $4.7 million at December 31, 2022 to $10.2 million at June 30, 2023. The primary driver of the increased allowance for credit losses related to loans was the adoption of the CECL accounting standard on January 1, 2023, which added $5.7 million. Refer to Notes 1 and 4 within the Consolidated Financial Statements for further information.

Asset quality remained strong at June 30, 2023 with non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $2.7 million or 0.28% of total gross loans. This was compared to $2.7 million of non-performing loans at December 31, 2022, which equated to 0.29% of total gross loans. Additionally, our allowance for credit losses for loans totaled $10.2 million at June 30, 2023 and represented 1.05% to our total gross loans, which is an increase from 0.50% at December 31, 2022. The allowance for credit losses for loans does not include the unamortized credit discount on purchased loans from prior mergers which totaled $4.2 million and $5.0 million at June 30, 2023 and December 31, 2022, respectively. This significant increase in our allowance coverage was due to the adoption of CECL as of January 1, 2023. At June 30, 2023 and December 31, 2022, the Company had no other real estate owned.

Deposits grew by $88.1 million, or 9.3%, from a total of $946.8 million at December 31, 2022 to $1.03 billion at June 30, 2023. Changes in the deposit types are presented in the table below:

(in thousands)	June 30, 2023	December 31, 2022	Change	%
Demand, noninterest-bearing	$240,729	$192,773	$47,956	24.9%
Demand, interest-bearing	237,114	254,478	(17,364)	(6.8)
Money market and savings	254,632	228,048	26,584	11.7
Time deposits, $250,000 and over	57,194	45,616	11,578	25.4
Time deposits, other	245,173	225,857	19,316	8.6
Total deposits	$1,034,842	$946,772	$88,070	9.3%

The increase of $30.5 million in demand deposits during the first six months of 2023 was the result of new accounts opened during the first half of 2023, partially offset by net decreases in existing account balances, with new accounts contributing approximately $42.5 million in balance at June 30, 2023. New accounts opened during the first half of 2023 also explained the growth in money market and savings accounts, contributing $38.0 million to the overall balance growth of $26.6 million. Included in the time deposits balance above were brokered time deposits with a balance of $60.1 million and $70.0 million at June 30, 2023 and December 31, 2022, respectively.

The Company has deposits that exceed the FDIC insurance limit of $250,000 of $407.4 million and $408.4 million at June 30, 2023 and December 31, 2022, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of June 30, 2023 and December 31, 2022, the total uninsured deposits includes $27.8 million and $36.8 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At June 30, 2023 and December 31, 2022, other borrowings consisted of $74.9 million and $20.9 million, respectively in short-term FHLB advances. The advances outstanding as of June 30, 2023 are scheduled to mature in the third quarter of 2023. During the second quarter of 2023 the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our other borrowings balance as of June 30, 2023 represents a single FHLB advance with a one-month maturity, however, as part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May of 2028.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or October 1, 2025. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.4 million and $40.5 million at June 30, 2023 and December 31, 2022, respectively.

Total shareholders’ equity increased by $3.9 million, or 2.8%, from $138.6 million at December 31, 2022, to $142.5 million at June 30, 2023. The increase was primarily attributable to the net proceeds from the private placement of $10.0 million and a $1.8 million decrease in accumulated other comprehensive loss during the first six months of 2023 as a result of increases in fair market values of available for sale securities. These increases were offset by the cumulative effect adjustment from adoption of CECL of $5.4 million, a net loss of $207 thousand, and dividends of $2.4 million for the six months ended June 30, 2023.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

General: Net income was $1.3 million for the three months ended June 30, 2023, or $0.08 per diluted share, a decrease of $259 thousand compared to net income of $1.6 million, or $0.16 per diluted share, for the three months ended June 30, 2022.

Net income for the three months ended June 30, 2023, as compared to the same prior year period was primarily the result of an increase in noninterest expense of $1.6 million, partially offset by an increase in net interest income before provision for credit losses of $1.1 million and an increase in noninterest income of $190 thousand.

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

	For the Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$66,149	$708	4.29%	$60,718	$97	0.64%
Securities
Taxable (1)	86,366	822	3.82%	74,105	587	3.18%
Tax-Exempt	39,139	378	3.87%	45,030	377	3.36%
Total Securities	125,505	1,200	3.84%	119,135	964	3.25%
Total Cash Equiv. and Investments	191,654	1,908	3.99%	179,853	1,061	2.37%
Total Loans (3)	963,824	12,499	5.20%	751,347	8,114	4.33%
Total Interest-Earning Assets	1,155,478	14,407	5.00%	931,200	9,175	3.95%
Other Assets	95,531			90,361
Total Assets	$1,251,009			$1,021,561
Interest bearing demand	$243,539	$1,261	2.08%	$270,844	$260	0.39%
Money market demand	244,355	1,589	2.61%	224,483	238	0.43%
Time deposits	299,398	2,392	3.20%	211,033	320	0.61%
Total Borrowings	95,792	995	4.17%	46,961	424	3.62%
Total Interest-Bearing Liabilities	883,084	6,237	2.83%	753,321	1,242	0.66%
Non Int Bearing Deposits	209,072			152,691
Total Cost of Funds	$1,092,156	$6,237	2.29%	$906,012	$1,242	0.55%
Other Liabilities	17,073			10,489
Total Liabilities	$1,109,229			$916,501
Shareholders' Equity	$141,780			$107,997
Total Liabilities & Shareholders' Equity	$1,251,009			$1,024,498
Net Interest Income/Spread (FTE)		8,170	2.17%		7,933	3.29%
Tax-Equivalent Basis Adjustment		(81)			(80)
Net Interest Income		$8,089			$7,853
Net Interest Margin			2.81%			3.38%
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

	Three Months Ended June 30, 2023 vs. 2022 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$602	$9	$611
Securities
Taxable	138	97	235
Tax-Exempt	50	(49)	1
Total Securities	188	48	236
Total Loans	2,091	2,294	4,385
Total Interest-Earning Assets	2,881	2,351	5,232
Interest Expense:
Interest bearing demand	1,028	(27)	1,001
Money market demand	1,330	21	1,351
Time deposits	1,938	134	2,072
Total Borrowings	130	441	571
Total Interest-Bearing Liabilities	4,426	569	4,995
Change in Net Interest Income	$(1,545)	$1,782	$237

Net Interest Income: Net interest income increased by $236 thousand, or 3.0%, to $8.1 million for the three months ended June 30, 2023, compared to $7.9 million for the three months ended June 30, 2022. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets as compared to the same period in 2022 and an increase in the average yield on interest earning assets. These increases on the asset side were partially offset by an increase in cost of funds, and to a lesser extent, a higher average balance in interest bearing liabilities. The net interest margin decreased 57 basis points to 2.81% for the three months ended June 30, 2023 from 3.38% for the three months ended June 30, 2022.

Interest Income: Interest income increased to $14.3 million for the three months ended June 30, 2023, compared with $9.1 million for the three months ended June 30, 2022 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $224.3 million to $1.155 billion for the three months ended June 30, 2023 compared to $931.2 million for the comparable period in 2022 contributed $2.4 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $212.5 million to $963.8 million for the three months ended June 30, 2023 as compared to the same period in 2022, which contributed $2.3 million to the increase in interest income. The average yield on loans increased 87 basis points on an annualized basis from 4.33% for the three months ended June 30, 2022 to 5.20% for the three months ended June 30, 2023, which contributed $2.1 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Gratz Merger contributed $349 thousand to interest income during the three months ended June 30, 2023. Overall the average yield of interest earning assets increased 105 basis points on an annualized basis to 5.00% for the three months ended June 30, 2023 as compared to the same period in 2022 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield earned on loans.

Interest Expense: Interest expense increased by $5.0 million, or 402%, to $6.2 million for the three months ended June 30, 2023, compared to $1.2 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to an increase in the average rates paid on interest-bearing liabilities. The average rates paid on interest-bearing liabilities increased 217 basis points on an annualized basis from 0.66% for the three months ended June 30, 2022 to 2.83% for the three months ended June 30, 2023 due to the increasing interest rate environment since June 30, 2022. This increase in interest expense was also impacted by an increase in the average balances of interest bearing liabilities, which increased $129.8 million to $883.1 million for the three months ended June 30, 2023 compared to $753.3 million for the three months ended June 30, 2022 as a result of the increase in the average balance of our deposits and borrowings.

Provision for Credit Losses: The provision for credit losses decreased by $786 thousand from a provision of $293 thousand for the three months ended June 30, 2022 to a credit to the provision of $493 thousand for the three months ended June 30, 2023. The provision for credit losses for the three months ended June 30, 2023 consisted of ($395) thousand related to loans, ($150) thousand related to unfunded commitments, and $53 thousand related to held-to-maturity securities. The majority of the net credit to the provision for credit losses can be attributable to a decrease in the forecasted loss factors at June 30, 2023 when compared to the forecast at March 31, 2023. Additionally, the Company had net recoveries for the three months ended June 30, 2023 of $97 thousand, which contributed to the credit to the provision.

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

Non-interest Income: Non-interest income increased by $190 thousand to $886 thousand for the three months ended June 30, 2023, from the $696 thousand recognized during the same period of 2022. The increase was primarily due to an increase of $143 thousand in gain on sale of the guaranteed portion of SBA loans sold into the secondary market.

Non-interest Expense: Non-interest expense increased $1.6 million, or 25%, from $6.2 million for the three months ended June 30, 2022, to $7.8 million for the three months ended June 30, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $315 thousand related to an increase in the number of employees to facilitate our growth and foster deposit relationships; (2) an increase of $263 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to our new corporate headquarters location and the Delaware Valley regional headquarters location; (3) an increase of $298 thousand in equipment and data processing; and (4) an increase in merger related expenses of $315 thousand as a result of the Partners Merger which merger agreement was executed in the first quarter of 2023.

Income Tax Expense: Income tax expense for the three months ended June 30, 2023 totaled $305 thousand compared to $306 thousand for the same period in 2022 as a result of a decrease in income before income tax expense. The income tax expense recognized for the three months ended June 30, 2023 and 2022 was the direct result of our net loss adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the three months ended June 30, 2023 at an effective tax rate of 18.5% which is less than our statutory tax rate of 21%. This is compared to income tax expense for the three months ended June 30, 2022 which resulted in an effective tax rate of 16.0%.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

General: Net loss was $207 thousand for the six months ended June 30, 2023, or ($0.01) per diluted share, a decrease of $3.3 million compared to net income of $3.1 million, or $0.31 per diluted share, for the six months ended June 30, 2022.

Net loss for the six months ended June 30, 2023, as compared to the same prior year period was primarily the result of a decrease in noninterest income of $2.4 million and an increase in noninterest expense of $3.2 million, partially offset by an increase in net interest income before provision for credit losses of $714 thousand.

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

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$55,618	$983	3.56%	$60,229	$149	0.50%
Securities
Taxable (1)	84,101	1,475	3.54%	70,674	863	2.46%
Tax-Exempt	38,774	756	3.93%	45,030	746	3.34%
Total Securities	122,875	2,231	3.66%	118,679	1,609	2.73%
Total Cash Equiv. and Investments	178,493	3,214	3.63%	175,933	1,758	2.02%
Total Loans (3)	952,142	24,261	5.14%	735,256	15,877	4.35%
Total Interest-Earning Assets	1,130,635	27,475	4.90%	911,189	17,635	3.90%
Other Assets	93,481			88,189
Total Assets	$1,224,116			$999,378
Interest bearing demand	$246,235	$2,449	2.01%	$264,527	$505	0.38%
Money market demand	245,747	2,939	2.41%	219,972	377	0.35%
Time deposits	295,440	4,371	2.98%	203,009	601	0.60%
Total Borrowings	76,820	1,514	3.97%	52,433	665	2.56%
Total Interest-Bearing Liabilities	864,242	11,273	2.63%	739,941	2,148	0.59%
Non Int Bearing Deposits	202,610			142,323
Total Cost of Funds	$1,066,852	$11,273	2.13%	$882,264	$2,148	0.49%
Other Liabilities	16,905			10,347
Total Liabilities	$1,083,757			$892,611
Shareholders' Equity	$140,359			$106,767
Total Liabilities & Shareholders' Equity	$1,224,116			$999,378
Net Interest Income/Spread (FTE)		16,202	2.27%		15,487	3.31%
Tax-Equivalent Basis Adjustment		(159)			(157)
Net Interest Income		$16,043			$15,330
Net Interest Margin			2.86%			3.39%
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

	Six Months Ended June 30, 2023 vs. 2022 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$845	$(11)	$834
Securities
Taxable	450	162	612
Tax-Exempt	114	(104)	10
Total Securities	564	58	622
Total Loans	3,730	4,654	8,384
Total Interest-Earning Assets	5,139	4,701	9,840
Interest Expense:
Interest bearing demand	1,978	(34)	1,944
Money market demand	2,517	45	2,562
Time deposits	3,495	275	3,770
Total Borrowings	539	310	849
Total Interest-Bearing Liabilities	8,529	596	9,125
Change in Net Interest Income	$(3,390)	$4,105	$715

Net Interest Income: Net interest income increased by $713 thousand, or 4.7%, to $16.0 million for the six months ended June 30, 2023, compared to $15.3 million for the six months ended June 30, 2022. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets as compared to the same period in 2022 and an increase in the average yield on interest earning assets. These increases on the asset side were partially offset mostly by an increase in cost of funds. The net interest margin decreased 53 basis points to 2.86% for the six months ended June 30, 2023 from 3.39% for the six months ended June 30, 2022.

Interest Income: Interest income increased to $27.3 million for the six months ended June 30, 2023, compared with $17.5 million for the six months ended June 30, 2022 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $219.4 million to $1.13 billion for the six months ended June 30, 2023 compared to $911.2 million for the comparable period in 2022 contributed $4.7 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $216.9 million to $952.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. The average yield on loans increased 79 basis points on an annualized basis from 4.35% for the six months ended June 30, 2022 to 5.14% for the six months ended June 30, 2023, which contributed $3.7 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Gratz Merger contributed $712 thousand to interest income during the six months ended June 30, 2023. Overall the average yield of interest earning assets increased 100 basis points on an annualized basis to 4.90% for the six months ended June 30, 2023 as compared to the same period in 2022 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of securities and loans.

Interest Expense: Interest expense increased by $9.1 million, or 425%, to $11.3 million for the six months ended June 30, 2023, compared to $2.1 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to an increase in the average rates paid on interest-bearing liabilities. The average rates paid on interest-bearing liabilities increased 204 basis points on an annualized basis from 0.59% for the six months ended June 30, 2022 to 2.63% for the six months ended June 30, 2023 due to the increasing interest rate environment during the current period as well as the impact of interest on $20 million of subordinated notes acquired in the Gratz Merger as well as $20 million of subordinated notes issued during April 2022. This increase in interest expense was also impacted by an increase in the average balances of interest bearing liabilities, which increased $124.3 million to $864.2 million for the six months ended June 30, 2023 compared to $739.9 million for the six months ended June 30, 2022 as a result of the increase in the average balance of our deposits and borrowings.

Provision for Credit Losses: The provision for credit losses decreased by $875 thousand from $675 thousand for the six months ended June 30, 2022 to a credit to the provision of $200 thousand for the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company adopted the current expected loss model ("CECL") which changes the methodology related to the calculation of expected credit losses within the loan portfolio. This new methodology calculates losses over the expected life of our loans based on historical credit performance in conjunction with select forecasted economic factors. The provision for credit losses for the six months ended June 30, 2023 consisted of ($192) thousand related to loans, ($60) thousand related to unfunded commitments, and $53 thousand related to held-to-maturity securities. The majority of the net credit to the provision for credit losses can be attributable to a decrease in the forecasted loss factors at June 30, 2023 when compared to the forecast at December 31, 2022.

Additionally, the Company had net recoveries for the six months ended June 30, 2023 of $99 thousand, which contributed to the credit to the provision.

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

Non-interest Income: Non-interest income decreased by $2.4 million to a loss of $1.0 million for the six months ended June 30, 2023, from the $1.4 million in income recognized during the same period of 2022. The decrease was primarily the result of a loss on the sale of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the first quarter of 2023. The Company sold our investment and recognized a loss of $2.4 million during the three months ended March 31, 2023.

Non-interest Expense: Non-interest expense increased $3.2 million, or 26%, from $12.3 million for the six months ended June 30, 2022, to $15.6 million for the six months ended June 30, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $779 thousand related to an increase in the number of employees to facilitate our growth and foster deposit relationships; (2) an increase of $497 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to our new corporate headquarters location and the Delaware Valley regional headquarters location; (3) an increase of $264 thousand in professional fee expenses; (4) an increase in equipment and data processing costs of $394 thousand; and (5) an increase in merger related expenses of $902 thousand as a result of the Partners Merger which merger agreement was executed in the first quarter of 2023.

Income Tax (Benefit) Expense: Income tax benefit for the six months ended June 30, 2023 totaled $70 thousand compared to an income tax expense of $591 thousand for the same period in 2022 as a result of a decrease in income before income tax expense. The income tax benefit recognized for the six months ended June 30, 2023 was the direct result of our net loss adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax benefit for the six months ended June 30, 2023 at an effective tax rate of 25.3% which is greater than our statutory tax rate of 21%. This is compared to income tax expense for the six months ended June 30, 2022 which resulted in an effective tax rate of 15.9%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of June 30, 2023, totaled $285.1 million, or 94.3% of our certificates of deposit, and 27.6% of total deposits. Of these certificates of deposit, $60 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At June 30, 2023, the Company had $75.0 million outstanding in FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $236.6 million.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions that provide an available $51.0 million of additional liquidity at June 30, 2023. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $16.0 million at June 30, 2023.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2023 and December 31, 2022, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange

Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2023, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2023

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)