Form 10-Q
period 2023-09-30
LINKBANCORP, Inc.
filed 2023-11-14
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 16,243,186 shares as of November 8, 2023.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$5,447	$4,209
Interest-bearing deposits with other institutions	62,532	25,802
Cash and cash equivalents	67,979	30,011
Certificates of deposit with other banks	249	5,623
Securities available for sale, at fair value	78,779	78,813
Securities held to maturity (Fair value of $34,588 and $30,080, respectively)	37,778	31,822
Less: Allowance for credit losses - securities	(512)	—
Securities held to maturity, net	37,266	31,822
Loans receivable	978,912	927,871
Less: Allowance for credit losses - loans	(9,964)	(4,666)
Net loans	968,948	923,205
Investments in restricted bank stock	3,107	3,377
Premises and equipment, net	6,414	6,743
Right-of-Use Asset – Premises	9,727	10,219
Bank-owned life insurance	24,732	19,244
Goodwill and other intangible assets	36,715	36,894
Deferred tax asset	6,880	5,619
Accrued interest receivable and other assets	14,899	12,084
TOTAL ASSETS	$1,255,695	$1,163,654
LIABILITIES
Deposits:
Demand, noninterest bearing	$210,404	$192,773
Interest bearing	831,368	753,999
Total deposits	1,041,772	946,772
Other borrowings	15,000	20,938
Subordinated debt	40,354	40,484
Operating lease liabilities	9,728	10,219
Allowance for credit losses - unfunded commitments	904	54
Accrued interest payable and other liabilities	6,586	6,634
TOTAL LIABILITIES	1,114,344	1,025,101

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock (At September 30, 2023 and December 31, 2022: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At September 30, 2023 and December 31, 2022: $0.01 par value; 50,000,000 and 25,000,000 shares authorized, respectively; 16,235,871 and 14,939,640 shares issued and outstanding, respectively.)	162	149
Surplus	127,856	117,709
Retained earnings	19,062	27,100
Accumulated other comprehensive loss	(5,729)	(6,405)
TOTAL SHAREHOLDERS’ EQUITY	141,351	138,553
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,255,695	$1,163,654

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$13,068	$9,410	$37,330	$25,287
Investment securities and certificates of deposit:
Taxable	833	745	2,309	1,608
Exempt from federal income tax	300	268	895	857
Other	577	157	1,561	306
Total interest and dividend income	14,778	10,580	42,095	28,058
INTEREST EXPENSE
Deposits	5,434	1,389	15,193	2,872
Other borrowings	550	82	1,196	106
Subordinated debt	442	439	1,311	1,080
Total interest expense	6,426	1,910	17,700	4,058
NET INTEREST INCOME BEFORE (CREDIT TO) PROVISION FOR CREDIT LOSSES	8,352	8,670	24,395	24,000
(Credit to) provision for credit losses	(349)	515	(549)	1,190
NET INTEREST INCOME AFTER (CREDIT TO) PROVISION FOR CREDIT LOSSES	8,701	8,155	24,944	22,810
NONINTEREST INCOME
Service charges on deposit accounts	198	216	593	644
Bank-owned life insurance	177	156	488	381
Net realized (losses) gains on the sales of debt securities	—	—	(2,370)	13
Gain on sale of loans	—	420	296	753
Other	505	249	905	658
Total noninterest income	880	1,041	(88)	2,449
NONINTEREST EXPENSE
Salaries and employee benefits	4,193	4,234	12,350	11,612
Occupancy	701	596	2,104	1,503
Equipment and data processing	934	666	2,519	1,858
Professional fees	363	330	1,162	865
FDIC insurance	276	141	619	483
Bank shares tax	278	201	834	585
Merger & system conversion related expenses	777	—	1,679	—
Other	472	877	2,280	2,481
Total noninterest expense	7,994	7,045	23,547	19,387
Income before income tax expense	1,587	2,151	1,309	5,872
Income tax expense	347	379	276	970
NET INCOME	$1,240	$1,772	$1,033	$4,902
EARNINGS PER SHARE, BASIC	$0.08	$0.17	$0.06	0.49
EARNINGS PER SHARE, DILUTED	$0.08	$0.17	$0.06	0.48
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	16,235,144	10,590,079	15,984,151	10,087,341
DILUTED	16,235,144	10,590,079	15,984,151	10,136,457

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In Thousands)
Net income	$1,240	$1,772	$1,033	$4,902
Components of other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(2,812)	(4,484)	(2,405)	(12,909)
Tax effect	591	943	503	2,711
Net of tax amount	(2,221)	(3,541)	(1,902)	(10,198)

Unrealized gain on cash flow hedges	1,341	—	3,263	—
Tax effect	(282)	—	(685)	—
Net of tax amount	1,059	—	2,578	—

Reclassification adjustment for debt securities gains realized in net income	—	—	—	(13)
Tax effect	—	—	—	3
Net of tax amount	—	—	—	(10)
Total other comprehensive (loss) income	(1,162)	(3,541)	676	(10,208)
Total comprehensive income (loss)	$78	$(1,769)	$1,709	$(5,306)

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2023	16,228,440	$162	$127,818	$19,039	$(4,567)	$142,452
Net income	—	—	—	1,240	—	1,240
Dividends declared ($0.075 per share)	—	—	—	(1,217)	—	(1,217)
Employee stock purchase plan	7,431	—	—	—	—	—
Stock option expense	—	—	38	—	—	38
Other comprehensive loss	—	—	—	—	(1,162)	(1,162)
Balance, September 30, 2023	16,235,871	$162	$127,856	$19,062	$(5,729)	$141,351

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2022	9,838,435	$99	$83,070	$26,491	$(4,889)	$104,771
Net income	—	—	—	1,772	—	1,772
Dividends declared ($0.075 per share)	—	—	—	(738)	—	(738)
Issuance of shares of common stock, net of proceeds	5,101,205	50	34,609	—	—	34,659
Stock option expense	—	—	19	—	—	19
Other comprehensive loss	—	—	—	—	(3,541)	(3,541)
Balance, September 30, 2022	14,939,640	$149	$117,698	$27,525	$(8,430)	$136,942

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)
Balance, January 1, 2023, as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134
Net income	—	—	—	1,033	—	1,033
Dividends declared ($0.225 per share)	—	—	—	(3,652)	—	(3,652)
Issuance of shares of common stock, net proceeds	1,282,052	13	9,967	—	—	9,980
Employee stock purchase plan	14,179	—	84	—	—	84
Stock option expense	—	—	96	—	—	96
Other comprehensive income	—	—	—	—	676	676
Balance, September 30, 2023	16,235,871	$162	$127,856	$19,062	$(5,729)	$141,351

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income	—	—	—	4,902	—	4,902
Dividends declared ($0.225 per share)	—	—	—	(2,213)	—	(2,213)
Issuance of shares of common stock, net proceeds	5,101,205	50	34,609	—	—	34,659
Exercise of stock options	12,000	—	120	—	—	120
Stock option expense	—	—	59	—	—	59
Other comprehensive loss	—	—	—	—	(10,208)	(10,208)
Balance, September 30, 2022	14,939,640	$149	$117,698	$27,525	$(8,430)	$136,942

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$1,033	$4,902
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit to) provision for credit losses	(549)	1,190
Depreciation	779	607
Amortization of intangible assets	179	197
Accretion of discounts, net	(447)	(903)
Origination of loans to be sold	(3,745)	(9,362)
Proceeds from loan sales	4,041	10,115
Gain on sale of loans	(296)	(753)
Share-based and deferred compensation	627	493
Bank-owned life insurance income	(488)	(381)
Loss (gain) on sale of debt securities, available for sale	2,370	(13)
Change in accrued interest receivable and other assets	328	(1,397)
Change in accrued interest payable and other liabilities	(495)	56
Net cash provided by operating activities	3,337	4,751

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,847	513
Proceeds from calls and maturities	—	1,150
Proceeds from principal repayments	5,645	9,748
Purchases	(9,756)	—
Investment securities held to maturity:
Proceeds from principal repayments	2,379	1,826
Purchases	(11,289)	(34,389)
Proceeds from redemptions of certificates of deposit with other banks	5,374	4,470
Purchase of restricted investment in bank stocks	(6,862)	(4,525)
Redemption of restricted investment in bank stocks	7,132	3,883
Increase in loans, net	(49,565)	(143,654)
Purchase of bank-owned life insurance	(5,000)	—
Proceeds from death benefit under bank-owned life insurance	—	41
Purchase of premises and equipment	(664)	(4,405)
Net cash used in investing activities	(60,759)	(165,342)

FINANCING ACTIVITIES
Increase in deposits, net	95,000	180,045
Change in short-term borrowings, net	(5,938)	(19,814)
Proceeds from issuance of subordinated debt	—	20,000
Issuance of shares from exercise of stock options	—	120
Dividends paid	(3,652)	(2,213)
Net proceeds from issuance of common stock	9,980	34,659
Net cash provided by financing activities	95,390	212,797
Increase in cash and cash equivalents	37,968	52,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,011	22,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,979	$74,796

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$17,331	$3,243
Income taxes	$—	$275

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

Initial Public Offering

In September 2022, the Company completed its initial public offering ("IPO") whereby it issued and sold 5,101,205 shares of common stock at a public offering price of $7.50 per share. The Company received net proceeds of $34,659 after deducting underwriting discounts and commissions of $2,487 and other offering expenses of $1,114. The Company's common stock trades on the Nasdaq Capital Market under the symbol "LNKB."

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2023 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Reclassifications had no effect on prior year net income or shareholders' equity.

Pending Merger with Partners Bancorp

On February 22, 2023, the Company entered into an Agreement and Plan of Merger (the "Partners Merger Agreement") with Partners Bancorp ("Partners"), a Maryland corporation, and the holding company for The Bank of Delmarva and Virginia Partners Bank, based in Seaford, Delaware and Fredericksburg, Virginia, respectively. At December 31, 2022, Partners had total assets of $1.57 billion, total loans of $1.23 billion, total deposits of $1.34 billion, and 17,973,724 shares outstanding. The Partners Merger Agreement provides that, subject to the terms and conditions thereof, Partners will merge with and into the Company, with the Company as the surviving corporation, and that The Bank of Delmarva and Virginia Partners Bank will each merge with and into LINKBANK, with LINKBANK as the surviving bank (collectively, the "Partners Merger"). On June 22, 2023, shareholders of the Company and Partners each approved the Partners Merger. On October 13, 2023, the Company and Partners announced the receipt of FDIC and state regulatory approvals for the Partners Merger. However, the Partners Merger remains subject to the approval of the Board of Governors of the Federal Reserve System and other customary closing conditions. The Partners Merger is expected to close in the fourth quarter of 2023. The Partners Merger will introduce the Company's operations into northern Virginia, eastern Maryland, Delaware, and southern New Jersey.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $4,073 at September 30, 2023 and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The accrual of interest on all portfolio classes is discontinued at the time the loan is more than ninety days delinquent unless the loan is well collateralized and in process of collection. Nonaccrual loans are reviewed for charge-offs if more than ninety-days past due, except for residential loans and consumer loans. Residential loans are reviewed at 180 days and consumer loans are reviewed at 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered unlikely.

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

Goodwill Impairment

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. In conjunction with the IPO, the Company issued 5,101,205 shares of common stock and the Company's stock price subsequently decreased from an average closing price of $9.32 per share for the month of August 2022, to $7.50 per share upon completion of the IPO. In the first quarter of 2023, the Company's stock price further decreased, causing management to perform a goodwill impairment test at March 31, 2023. No goodwill impairment was identified at March 31, 2023. No goodwill test has been deemed necessary by management at September 30, 2023.

Recently Adopted Accounting Standards

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which added to ASU 2020-04 optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The Company identified its loan receivables that have an interest rate indexed to LIBOR, verified proper transition language existed in the contracts and executed contractual updates, as needed, with the impacted borrowers. The Company replaced LIBOR in most cases with one-month Term SOFR or Daily SOFR. The Company does not expect the impact to be material to the financial statements of the Company.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which had been Step 2 of the goodwill impairment test. Instead, the goodwill impairment test consists of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard was effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2022. The Company adopted ASU 2017-04 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

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

The Company did not record an allowance for credit losses on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Allowance for Credit Losses - Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $187 at September 30, 2023 which is excluded from the estimate of credit losses.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Accrued interest receivable on available for sale debt securities totaled $489 at September 30, 2023 and is excluded from the estimate of credit losses.

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	September 30, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
US government agency securities	$2,000	$—	$(18)	$1,982
Small Business Administration loan pools	693	—	(14)	679
Obligations of state and political subdivisions	45,614	—	(5,935)	39,679
Mortgage-backed securities in government-sponsored entities	40,987	—	(4,548)	36,439
	$89,294	$—	$(10,515)	$78,779

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,963)	$13,037	$512
Structured mortgage-backed securities	22,778	—	(1,227)	21,551	—
	$37,778	$—	$(3,190)	$34,588	$512

	December 31, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$858	$—	$(15)	$843
Obligations of state and political subdivisions	44,189	14	(4,034)	40,169
Mortgage-backed securities in government-sponsored entities	41,873	—	(4,072)	37,801
	$86,920	$14	$(8,121)	$78,813
Held to Maturity:
Corporate debentures	$14,993	$—	$(994)	$13,999
Structured mortgage-backed securities	16,829	—	(748)	16,081
	$31,822	$—	$(1,742)	$30,080

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	September 30, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,982	$(18)	$—	$—	$1,982	$(18)
Small Business Administration loan pools	—	—	679	(14)	679	(14)
Obligations of state and political subdivisions	7,383	(479)	32,296	(5,456)	39,679	(5,935)
Mortgage-backed securities in government-sponsored entities	4,647	(220)	31,792	(4,328)	36,439	(4,548)
	$14,012	$(717)	$64,767	$(9,798)	$78,779	$(10,515)
Held to Maturity:
Corporate debentures	$—	$—	$—	$—	$—	$—
Structured mortgage-backed securities	8,227	(66)	13,324	(1,161)	21,551	(1,227)
	$8,227	$(66)	$13,324	$(1,161)	$21,551	$(1,227)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$334	$(1)	$509	$(14)	$843	$(15)
Obligations of state and political subdivisions	34,836	(3,372)	2,559	(662)	37,395	(4,034)
Mortgage-backed securities in government-sponsored entities	18,052	(1,538)	19,749	(2,534)	37,801	(4,072)
	$53,222	$(4,911)	$22,817	$(3,210)	$76,039	$(8,121)
Held to Maturity
Corporate debentures	$13,999	$(994)	$—	$—	$13,999	$(994)
Structured mortgage-backed securities	16,081	(748)	—	—	16,081	(748)
	$30,080	$(1,742)	$—	$—	$30,080	$(1,742)

No allowance for credit losses on available for sale debt securities was needed at September 30, 2023. The Company reviews its position quarterly and believes that as of September 30, 2023 and December 31, 2022, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 186 and 175 available for sale debt securities with unrealized losses at September 30, 2023 and December 31, 2022, respectively. The Company has concluded that

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to result in the non-collection of principal and interest during the year.

There were 13 and ten held to maturity debt securities with unrealized losses at September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$381	$377	$—	$—
Due after one year through five years	9,030	8,639	6,000	5,673
Due after five years through ten years	13,432	12,134	9,000	7,364
Due after ten years	25,464	21,190	—	—
Mortgage-backed securities and Collateralized mortgage obligations	40,987	36,439	22,778	21,551
	$89,294	$78,779	$37,778	$34,588

The following table summarizes sales of debt securities for the nine months ended September 30, 2023 and 2022. There were no sales of debt securities for the three months ended September 30, 2023 and 2022.

(In Thousands)	For the Nine Months Ended September 30,
	2023	2022
Proceeds	$1,847	$513
Gross gains	—	13
Gross losses	2,370	—
Net (loss) gain	$(2,370)	$13

The tax benefit (provision) related to these realized gains and losses was $498 and $(3) as of September 30, 2023 and 2022, respectively.

At December 31, 2022, the Company's corporate debenture portfolio contained $3,000 of an investment in subordinated notes issued by Signature Bank. As a result of and subsequent to the failure of Signature Bank during the first quarter of 2023, the Company sold its investment in the Signature Bank subordinated notes and incurred a pre-tax gross loss of approximately $2,445.

The Company had pledged debt securities with a carrying value of $55,755 and $47,418 to secure public deposits and certain borrowing capacity as of September 30, 2023 and December 31, 2022, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	September 30, 2023	December 31, 2022
Agriculture and farmland loans	$50,584	$55,746
Construction loans	65,836	57,713
Commercial & industrial loans	115,572	104,755
Commercial real estate loans
Multifamily	111,853	105,390
Owner occupied	160,929	139,554
Non-owner occupied	257,344	245,274
Residential real estate loans
First liens	172,481	168,084
Second liens and lines of credit	27,870	35,576
Consumer and other loans	11,869	10,057
Municipal loans	4,137	5,466
	978,475	927,615
Deferred costs	437	256
Allowance for credit losses	(9,964)	(4,666)
Total	$968,948	$923,205

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania. A significant portion of the loan portfolio is secured by real estate.

At September 30, 2023 and December 31, 2022 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $348 and $0, respectively.
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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at September 30, 2023 and December 31, 2022.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2023.

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended September 30, 2023
Allowance for credit losses:
Agriculture and farmland	$209	$—	$—	$(130)	$79
Construction	728	—	—	(275)	453
Commercial & industrial	729	—	—	126	855
Commercial real estate
Multifamily	673	—	—	(254)	419
Owner occupied	1,559	—	—	197	1,756
Non-owner occupied	4,350	—	—	(220)	4,130
Residential real estate
First liens	1,397	—	11	44	1,452
Second liens and lines of credit	383	—	1	(58)	326
Municipal	7	—	—	—	7
Consumer	22	—	—	2	24
Unallocated	171	—	—	292	463
Total	$10,228	$—	$12	$(276)	$9,964

	Beginning balance	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Nine Months Ended September 30, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$(10)	$79
Construction	274	513	—	—	(334)	453
Commercial & industrial	583	283	—	1	(12)	855
Commercial real estate
Multifamily	480	340	—	—	(401)	419
Owner occupied	635	760	—	—	361	1,756
Non-owner occupied	1,116	3,195	—	—	(181)	4,130
Residential real estate
First liens	1,029	635	—	50	(262)	1,452
Second liens and lines of credit	218	140	—	60	(92)	326
Municipal	12	(2)	—	—	(3)	7
Consumer	40	(19)	—	—	3	24
Unallocated	—	—	—	—	463	463
Total	$4,666	$5,655	$—	$111	$(468)	$9,964

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 89 days still accruing by segments of the loan portfolio:

	As of September 30, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Loans past due over 89 days still accruing
Agriculture and farmland	$—	$—	$—
Construction	—	—	192
Commercial & industrial	13	—	110
Commercial real estate
Multifamily	—	—	—
Owner occupied	—	—	—
Non-owner occupied	292	140	558
Residential real estate
First liens	1,357	—	112
Second liens and lines of credit	43	—	90
Municipal	—	—	—
Consumer	50	—	1
Total	$1,755	$140	$1,063

The Company recognized $35 and $49 of interest income on nonaccrual loans during the three and nine months ended September 30, 2023.

The following table presents an aging analysis of the recorded investment of past due loans at September 30, 2023.

	September 30, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$291	$—	$—	$291	$50,293	$50,584
Construction	—	—	192	192	65,644	65,836
Commercial & industrial	202	—	122	324	115,248	115,572
Commercial real estate
Multifamily	—	—	—	—	111,853	111,853
Owner occupied	137	—	—	137	160,792	160,929
Non-owner occupied	—	—	947	947	256,397	257,344
Residential real estate
First liens	1,096	101	592	1,789	170,692	172,481
Second liens and lines of credit	97	4	96	197	27,673	27,870
Municipal	—	—	—	—	11,869	11,869
Consumer	4	—	3	7	4,130	4,137
Total	$1,827	$105	$1,952	$3,884	$974,591	$978,475

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of September 30, 2023.

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$641	$13,880	$5,073	$5,228	$3,089	$15,107	$4,213	$46	$47,277
Special mention	—	—	—	—	45	192	242	—	479
Substandard or lower	14	—	16	129	—	2,612	57	—	2,828
Total Agriculture and farmland	$655	$13,880	$5,089	$5,357	$3,134	$17,911	$4,512	$46	$50,584
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	17,080	23,430	17,020	912	5,428	1,498	375	93	65,836
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Construction	17,080	23,430	17,020	912	5,428	1,498	375	93	65,836
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	6,765	14,505	7,258	9,606	1,657	1,045	73,096	110	114,042
Special mention	—	—	161	—	—	—	914	—	1,075
Substandard or lower	—	—	51	—	203	—	200	1	455
Total Commercial & industrial	6,765	14,505	7,470	9,606	1,860	1,045	74,210	111	115,572
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Multifamily
Pass	5,226	44,619	42,805	11,307	5,858	—	153	—	109,968
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,885	—	—	1,885
Total Commercial real estate - Multifamily	5,226	44,619	42,805	11,307	5,858	1,885	153	—	111,853
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	14,164	66,271	24,299	14,821	21,357	5,767	3,051	6	149,736
Special mention	—	—	1,490	—	6,591	—	295	—	8,376
Substandard or lower	—	—	—	—	2,423	320	74	—	2,817
Total Commercial real estate - Owner occupied	14,164	66,271	25,789	14,821	30,371	6,087	3,420	6	160,929
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	20,178	113,886	59,008	18,565	25,778	13,105	5,834	—	256,354
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	43	—	140	558	—	249	990
Total Commercial real estate - Non-owner occupied	20,178	113,886	59,051	18,565	25,918	13,663	5,834	249	257,344
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	266	—	220	1,677	—	1,877	97	—	4,137
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	266	—	220	1,677	—	1,877	97	—	4,137
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$64,320	$276,591	$155,683	$62,116	$63,167	$38,399	$86,819	$255	$747,350
Special mention	—	—	1,651	—	6,636	192	1,451	—	9,930
Substandard or lower	14	—	110	129	2,766	5,375	331	250	8,975
Total	$64,334	$276,591	$157,444	$62,245	$72,569	$43,966	$88,601	$505	$766,255

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$14,757	$40,742	$51,889	$20,584	$9,512	$27,507	$6,021	$—	$171,012
Nonperforming	—	—	—	104	211	1,154	—	—	1,469
Total Residential real estate - First liens	$14,757	$40,742	$51,889	$20,688	$9,723	$28,661	$6,021	$—	$172,481
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	75	766	440	130	194	1,256	24,876	—	27,737
Nonperforming	—	—	—	—	—	29	90	14	133
Total Residential real estate - Second liens and lines of credit	75	766	440	130	194	1,285	24,966	14	27,870
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	1,930	169	70	70	17	9	9,553	—	11,818
Nonperforming	—	2	—	—	48	—	1	—	51
Total Consumer and other	1,930	171	70	70	65	9	9,554	—	11,869
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$16,762	$41,677	$52,399	$20,784	$9,723	$28,772	$40,450	$—	$210,567
Nonperforming	—	2	—	104	259	1,183	91	14	1,653
Total	$16,762	$41,679	$52,399	$20,888	$9,982	$29,955	$40,541	$14	$212,220

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. The Company may also provide multiple types of modifications on an individual loan. For the nine months ended September 30, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.

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

The following table summarizes the activity in the allowance for loan losses by loan class for the three and nine month periods ended September 30, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$17	$506	$1,786	$1,547	$21	$13	$—	$3,890
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	25	—	139	—	—	—	164
Provision	21	96	427	(43)	12	2	—	515
Ending balance	$38	$627	$2,213	$1,643	$33	$15	$-	$4,569

(In Thousands)	For the Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	—	(1)	(1)	—	—	—	—	(2)
Recoveries	—	32	—	195	2	—	—	229
Provision	15	14	1,415	(186)	9	—	(77)	1,190
Ending balance	$38	$627	$2,213	$1,643	$33	$15	$-	$4,569

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at December 31, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2022
Allowance for loan losses:
Ending balance	$33	$583	$2,462	$1,536	$40	$12	$—	$4,666
Ending balance: individually evaluated for impairment	$—	$20	$—	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	$33	$563	$2,462	$1,536	$40	$12	$—	$4,646
Loans:
Ending balance	$15,591	$104,755	$540,914	$250,832	$10,057	$5,466		$927,615
Ending balance: individually evaluated for impairment	$300	$55	$2,306	$4,652	$—	$—		$7,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$2,227	$182	$—	$—		$2,409
Ending balance: collectively evaluated for impairment	$15,291	$104,700	$536,381	$245,998	$10,057	$5,466		$917,893

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

	As of December 31, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$300	$300	$—
Commercial loans	35	55	—
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—

With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	20	20	20
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$300	$300	$—
Commercial loans	55	75	20
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$7,313	$7,370	$20

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022		2022
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$133	$5	$210	$8
Commercial loans	37	—	35	—
Commercial real estate loans	2,421	65	2,451	100
Residential real estate loans	2,986	36	3,048	57
Consumer loans	—	—	—	—
Municipal loans	—	—	—	—
	5,577	106	5,744	165
With an allowance recorded:
Agriculture loans	$—	$—	$—	$—
Commercial loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Residential real estate loans	174	3	175	5
Consumer loans	2	—	2	—
Municipal loans	—	—	—	—
	176	3	177	5
Total	$5,753	$109	$5,921	$170

The following table presents nonaccrual loans by classes of the loan portfolio:

(In Thousands)	December 31, 2022
Commercial and PPP loans	$35
Commercial real estate loans	231
Residential real estate loans	1,652
Consumer loans	—
Total	$1,918

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

5.
DEPOSITS

Deposit accounts are summarized as follows:

	September 30, 2023		December 31, 2022
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$210,404	20.20%	$192,773	20.36%
Demand, interest-bearing	273,673	26.26	254,478	26.88
Money market and savings	258,334	24.80	228,048	24.09
Time deposits, $250 and over	51,563	4.95	45,616	4.82
Time deposits, other	247,798	23.79	225,857	23.86
	$1,041,772	100.0%	$946,772	100.0%

Within time deposits, other, there were $75,000 and $70,000 in brokered deposits outstanding at September 30, 2023 and December 31, 2022, respectively. The brokered deposits outstanding at September 30, 2023 matured in October 2023.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings and subordinated debt were as follows:

(in Thousands)	September 30, 2023	December 31, 2022
Subordinated Debt	$40,354	$40,484
Short-term borrowings	15,000	20,938
Total	$55,354	$61,422

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

Short-term Borrowings - FHLB Advances

The Company had $15,000 and $20,938 in short-term FHLB Advances outstanding at September 30, 2023 and December 31, 2022, respectively. These advances have scheduled maturities less than a year. Our balance as of September 30, 2023 represents a single FHLB advance with a one-month maturity, however, as part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May of 2028. See Note 12 for more detail on an interest rate swap transaction regarding FHLB advances.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51,000 at September 30, 2023. There were no borrowings under these lines of credit at September 30, 2023 and December 31, 2022.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At September 30, 2023		At December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$67,979	$67,979	$30,011	$30,011
Certificates of deposit with other banks (Level 3)	249	249	5,623	5,590
Securities held to maturity (Level 2)	37,778	34,588	31,822	30,080
Loans (Level 3)	978,912	920,526	927,871	886,944
Derivative (Level 3)	3,264	3,264	—	—
Accrued interest receivable (Level 1)	4,767	4,767	4,661	4,661
Restricted investments in bank stock (Level 1)	3,107	3,107	3,377	3,377
Cash surrender value of life insurance (Level 1)	24,732	24,732	19,244	19,244
Financial liabilities:
Non-maturity deposits (Level 1)	742,411	742,411	675,299	675,299
Time Deposits (Level 3)	299,361	296,799	271,473	266,775
Other borrowings (Level 3)	15,000	15,000	20,938	20,938
Subordinated Notes (Level 3)	40,354	35,796	40,484	35,966
Accrued interest payable (Level 1)	1,166	1,166	797	797

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	September 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US government agency securities	$—	$1,982	$—	$1,982
Small Business Administration loan pools	—	679	—	679
Obligations of state and political subdivisions	—	39,679	—	39,679
Mortgage backed securities in government-sponsored entities	—	36,439	—	36,439
Total	$—	$78,779	$—	$78,779

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$843	$—	$843
Obligations of state and political subdivisions	—	40,169	—	40,169
Mortgage backed securities in government-sponsored entities	—	37,801	—	37,801
Total	$—	$78,813	$—	$78,813

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2023 and December 31, 2022 are presented in the table below.

	September 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$9,523	$9,523

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$7,313	$7,313

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	September 30, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$9,523	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$7,313	Appraisal of collateral	(1)	Liquidation expenses	10%

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

8.
STOCK-BASED COMPENSATION

The LINKBANCORP, Inc. 2019 Equity Incentive Plan (the "2019 Plan") authorized the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). Unless the Committee specified a different vesting schedule, awards under the Plan were granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP or its subsidiaries were eligible to receive awards under the plan, except that nonemployees were not granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The 2019 Plan was frozen such that no new awards would be granted under the 2019 Plan following receipt of shareholder approval of the LINKBANCORP, Inc. 2022 Equity Incentive Plan described within this footnote.

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

The table below provides details of the Company's stock options at September 30, 2023.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2022	490,000	$10.11	7.0	$33
Granted	60,000	7.00	9.9	—
Expired/terminated	(36,000)	10.45	—
Exercised	—	—	—
Outstanding, September 30, 2023	514,000	$9.72	7.0	$—
Exercisable at period end	260,000	$10.16	5.8	$—

The exercise prices for options outstanding as of September 30, 2023 ranged from $7.00 to $14.50.

The table below provides details of the Company's restricted shares activity at September 30, 2023.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2022	—
Granted	87,000	$7.00
Expired/terminated	—
Outstanding, September 30, 2023	87,000	$7.00

The Company recognized stock-based compensation expense of $38 and $96 for the three and nine months ended September 30, 2023 and $19 and $59 for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the total unrecognized stock-based compensation costs totaled $200 and will be recognized ratably as expense through December 31, 2027.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of September 30, 2023, the Bank has met all capital adequacy requirements to which it is subject.

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

The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	September 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$133,547	12.92%	$125,632	12.89%
For capital adequacy purposes	82,664	8.00	77,953	8.00
To be well capitalized	103,331	10.00	97,441	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$127,823	12.37%	$120,912	12.41%
For capital adequacy purposes	61,998	6.00	58,465	6.00
To be well capitalized	82,664	8.00	77,953	8.00
Common equity
(to risk-weighted assets)
Actual	$127,823	12.37%	$120,912	12.41%
For capital adequacy purposes	46,499	4.50	43,848	4.50
To be well capitalized	67,165	6.50	63,337	6.50
Tier 1 capital
(to average assets)
Actual	$127,823	10.71%	$120,912	10.93%
For capital adequacy purposes	47,727	4.00	44,248	4.00
To be well capitalized	59,658	5.00	55,311	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2023 and December 31, 2022, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of September 30, 2023 and December 31, 2022, the Company has an allowance for credit losses for off-balance sheet instruments of $904 and $54, respectively, included within the liabilities section of the balance sheet. The corresponding credit to provision for credit losses for the three and nine months ended September 30, 2023 was $0 and $60, respectively. The provision for credit losses for both the three and nine months ended September 30, 2022 was $0.

At September 30, 2023 and December 31, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	September 30, 2023	December 31, 2022
Unfunded commitments under lines of credit:
Home equity loans	$46,960	$43,798
Commercial real estate, construction, and land development	60,239	62,146
Commercial and industrial	144,736	125,205
Total	$251,935	$231,149

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share and per share data)	2023	2022	2023	2022
Net income	$1,240	$1,772	$1,033	$4,902
Basic weighted average common shares outstanding	16,235,144	10,590,079	15,984,151	10,087,341
Net effect of dilutive stock options and warrants	—	—	—	49,116
Net effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average common shares outstanding	16,235,144	10,590,079	15,984,151	10,136,457
Net income per common share:
Basic	$0.08	$0.17	$0.06	$0.49
Diluted	$0.08	$0.17	$0.06	$0.48

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	—	—	—	—
Warrants	—	—	—	1,537,484
Restricted Stock Awards	—	—	—	—
Total dilutive securities	—	—	—	1,537,484

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	260,000	195,700	260,000	195,700
Warrants	1,537,484	1,537,484	1,537,484	—
Restricted Stock Awards	87,000	—	87,000	—
Total anti-dilutive securities	1,884,484	1,733,184	1,884,484	195,700

12.
DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2023, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amounts reclassified to interest expense were ($375) and ($572) for the three and nine months ended September 30, 2023. Over the next 12 months, the Company estimates that an additional $1.5 million will be reclassified as a reduction to interest expense.

The Company recorded $3.3 million within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Partners Merger
•
Financial Highlights
•
Comparison of Financial Condition at September 30, 2023 and December 31, 2022
•
Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022.
•
Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022.
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

The Company operates primarily through its wholly-owned subsidiary, LINKBANK, which provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. The Bank focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. The Bank offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.

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

Non-interest income also contributes to our operating results, consisting of service charges on deposit accounts, earnings on bank-owned life insurance, revenue from the sale of securities, and revenue from the sale of SBA loans and residential mortgage loans to the secondary market and related servicing fees. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional fees, FDIC insurance expense, merger and system conversion expense, and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.

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

Partners Merger

On February 22, 2023, the Company and Partners Bancorp entered into the Merger Agreement that provides that Partners Bancorp will merge with and into the Company, with the Company as the surviving corporation (the “Partners Merger”). Partners Bancorp shareholders will receive 1.15 shares of Company common stock for each Partners Bancorp share they own. Following the Partners Merger, Partners Bancorp’s two bank subsidiaries, The Bank of Delmarva and Virginia Partners Bank, will each merge with and into LINKBANK, with LINKBANK remaining as the surviving bank (the “Bank Mergers”). On June 22, 2023, shareholders of the Company and Partners Bancorp each approved the Partners Merger. The completion of the Partners Merger and the Bank Mergers is subject to customary closing conditions, including the receipt of regulatory approvals. On October 13, 2023, the Company and Partners announced the receipt of FDIC and state regulatory approvals for the Partners Merger. However, the Partners Merger remains subject to the approval of the Board of Governors of the Federal Reserve System. The Partners Merger is expected to close in the fourth quarter of 2023.

Financial Highlights

The following is a summary of the financial highlights as of and for the three and nine months ended September 30, 2023:

•
Quarterly Net Income and Net Income Per Share - Net income was $1.2 million for the three months ended September 30, 2023, a $532 thousand decrease from the same period in 2022 and a $107 thousand decrease from the three months ended June 30, 2023 ("Linked Quarter"). Diluted net income per share was $0.08 for the three months ended September 30, 2023, compared to $0.17 per diluted share for the comparable period in 2022 and $0.08 per diluted share for the three months ended June 30, 2023.
•
YTD Net Income - Net income was $1.0 million for the nine months ended September 30, 2023, a $3.9 million decrease from net income of $4.9 million for the same period in 2022.
•
Net Interest Income - Net interest income before provision for credit losses decreased $318 thousand or 3.7% for the three months ended September 30, 2023 compared to the same period in 2022. Net interest margin for the third quarter of 2023 totaled 2.89%, representing a 62 basis points decrease over the same period in 2022. Compared to the Linked Quarter, net interest income before provision for credit losses increased $263 thousand and net interest margin increased eight basis points.
•
Loan Growth - Total gross loans held for investment grew by $9.4 million during the third quarter of 2023 to $978.9 million at September 30, 2023, equating to an annualized growth rate of approximately 3.84%.
•
Deposit Growth - Total deposits grew by $6.9 million during the third quarter of 2023 to $1.04 billion at September 30, 2023, equating to an annualized growth rate of approximately 2.66%.

See the sections below for a complete analysis of the results of operations for both the three and nine months ended September 30, 2023.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets at September 30, 2023, were $1.26 billion, an increase of $92 million, or 7.9%, from $1.16 billion at December 31, 2022. The increase in total assets was primarily due to an increase in cash and cash equivalents of $38.0 million, from $30.0 million at December 31, 2022 to $68.0 million at September 30, 2023, an increase in securities held to maturity from $31.8 million at December 31, 2022 to $37.8 million at September 30, 2023, and an increase in net loans receivable of $45.7 million, or 5.0%, from $923.2 million at December 31, 2022 to $968.9 million at September 30, 2023.

Cash and cash equivalents increased $38.0 million, or 126.5%, from $30.0 million at December 31, 2022 to $68.0 million at September 30, 2023. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $95.0 million;
•
Cash received from investment securities (sales, calls, maturities, and principal repayments) of $9.9 million;
•
Cash received from redemptions of certificates of deposit with other banks of $5.4 million;
•
Proceeds from the issuance of common stock of $10.0 million; and
•
Cash from operating activities of $3.3 million.

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $49.6 million;
•
Purchase of investment securities held to maturity of $11.3 million;
•
Purchase of investment securities available for sale of $9.8 million;
•
Purchase of bank owned life insurance of $5.0 million;
•
Net decrease in borrowings of $5.9 million; and

•
Payment of dividends of $3.7 million.

Securities available-for-sale decreased by $34 thousand, with a balance of $78.8 million at both September 30, 2023 and December 31, 2022. The decrease was due to calls/repayments totaling $5.6 million, a decrease in the fair value of our securities of $2.4 million as a result of changes in market conditions, and sales of existing securities of $1.8 million, partially offset by purchases of investment securities of $9.8 million. Securities held to maturity increased $6.0 million, or 18.7% to $37.8 million at September 30, 2023 from $31.8 million at December 31, 2022. This increase was primarily the result of purchases of investment securities of $11.3 million, partially offset by principal repayments of $2.4 million and the sale of one security with a purchase value of $3.0 million that was related to a failed financial institution resulting in a loss recognized of $2.4 million.

Net loans receivable increased during the nine months ended September 30, 2023 as shown in the table below:

(dollars in thousands)	September 30, 2023	December 31, 2022	Change	%
Agriculture loans	$50,584	$55,746	$(5,162)	(9.26)%
Construction loans	65,836	57,713	8,123	14.07
Commercial loans	115,572	104,755	10,817	10.33
Commercial real estate loans
Multifamily	111,853	105,390	6,463	6.13
Owner occupied	160,929	139,554	21,375	15.32
Non-owner occupied	257,344	245,274	12,070	4.92
Residential real estate loans
First liens	172,481	168,084	4,397	2.62
Second liens and lines of credit	27,870	35,576	(7,706)	(21.66)
Consumer and other loans	11,869	10,057	1,812	18.02
Municipal loans	4,137	5,466	(1,329)	(24.31)
Total Loans	978,475	927,615	50,860	5.48
Deferred costs	437	256	181	70.70
Allowance for credit losses	(9,964)	(4,666)	(5,298)	113.54
Total	$968,948	$923,205	45,743	4.95%

Commercial real estate loans increased $39.9 million during the first nine months of 2023. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $40.0 million partially offset by normal net loan repayment activity. Construction loans increased $8.1 million during the first nine months of 2023 primarily due to draws on existing loans with new loan originations for the year to date adding $17.1 million to the balance. Commercial loans increased $10.8 million from December 31, 2022, resulting from $16.1 million in balances on newly originated loans offset by net loan repayments on existing loans.

The allowance for credit losses increased $5.3 million from $4.7 million at December 31, 2022 to $10.0 million at September 30, 2023. The primary driver of the increased allowance for credit losses related to loans was the adoption of the CECL accounting standard on January 1, 2023, which added $5.7 million. Refer to Notes 1 and 4 within the Consolidated Financial Statements for further information.

Asset quality remained strong at September 30, 2023 with non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $3.0 million or 0.3% of total gross loans. This was compared to $2.7 million of non-performing loans at December 31, 2022, which equated to 0.29% of total gross loans. Additionally, our allowance for credit losses for loans totaled $10.0 million at September 30, 2023 and represented 1.02% to our total gross loans, which is an increase from 0.50% at December 31, 2022. The allowance for credit losses for loans does not include the unamortized credit discount on purchased loans from prior mergers which totaled $3.9 million and $5.0 million at September 30, 2023 and December 31, 2022, respectively. This significant increase in our allowance coverage was due to the adoption of CECL as of January 1, 2023. At September 30, 2023 and December 31, 2022, the Company had no other real estate owned.

Deposits grew by $95.1 million, or 10%, from a total of $946.8 million at December 31, 2022 to $1.04 billion at September 30, 2023. Changes in the deposit types are presented in the table below:

(in thousands)	September 30, 2023	December 31, 2022	Change	%
Demand, noninterest-bearing	$210,404	$192,773	$17,631	9.1%
Demand, interest-bearing	273,673	254,478	19,195	7.5
Money market and savings	258,334	228,048	30,286	13.3
Time deposits, $250,000 and over	51,563	45,616	5,947	13.0
Time deposits, other	247,798	225,857	21,941	9.7
Total deposits	$1,041,772	$946,772	$95,000	10.0%

The increase of $36.8 million in demand deposits during the first nine months of 2023 was the result of new accounts opened during the first three quarters of 2023, partially offset by net decreases in existing account balances, with new accounts contributing approximately $70.5 million in balance at September 30, 2023. New accounts opened during the first three quarters of 2023 also explained the growth in money market and savings accounts, contributing $44.7 million to the overall balance growth of $30.3 million. Included in the time deposits balance above were brokered time deposits with a balance of $75.0 million and $70.0 million at September 30, 2023 and December 31, 2022, respectively.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $414.4 million, or 39.8% of total deposits and $408.4 million, or 43.1% of total deposits at September 30, 2023 and December 31, 2022, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of September 30, 2023 and December 31, 2022, the total uninsured deposits includes $43.4 million and $36.8 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At September 30, 2023 and December 31, 2022, other borrowings consisted of $15.0 million and $20.9 million, respectively in short-term FHLB advances. The advances outstanding as of September 30, 2023 are scheduled to mature in the fourth quarter of 2023. During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of September 30, 2023 contains $75 million of one-month maturity brokered deposits that matured in October 2023. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or October 1, 2025. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.4 million and $40.5 million at September 30, 2023 and December 31, 2022, respectively.

Total shareholders’ equity increased by $2.8 million, or 2.0%, from $138.6 million at December 31, 2022, to $141.4 million at September 30, 2023. The increase was primarily attributable to the net proceeds from the private placement of $10.0 million, net income of $1.0 million, and a $676 thousand decrease in accumulated other comprehensive loss during the first nine months of 2023 as a result of an unrealized gain on the interest rate swap, offset by decreases in fair market values of available for sale securities. These increases were offset by the cumulative effect adjustment from adoption of CECL of $5.4 million and dividends of $3.7 million for the nine months ended September 30, 2023.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

General: Net income was $1.2 million for the three months ended September 30, 2023, or $0.08 per diluted share, a decrease of $532 thousand compared to net income of $1.8 million, or $0.17 per diluted share, for the three months ended September 30, 2022.

The decrease in net income for the three months ended September 30, 2023, as compared to the same prior year period was primarily the result of an increase in noninterest expense of $949 thousand and a decrease in net interest income before provision for credit losses of $318 thousand. Offsetting the decrease in net income was a credit to the provision for credit losses of $349 thousand for the three months ended September 30, 2023 as compared to a provision for credit losses of $515 thousand for the three months ended September 30, 2022, a decrease of $864 thousand.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the three months ended September 30, 2023 to the same period in 2022. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 3.00% - 3.25% as of September 30, 2022 and a range of 5.25% - 5.50% as of September 30, 2023. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions contract when comparing the third quarter of 2023 to the third quarter of 2022 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. As shown in the upcoming table and subsequent discussion, the Company experienced a similar trend whereby our average yield on interest earning assets increased 82 basis points when comparing the third quarter 2023 to the third quarter 2022, while our average cost of funds increased 155 basis points over that same period, resulting in a decrease to net interest margin of 62 basis points.

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

	For the Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$55,514	$577	4.12%	$30,630	$157	2.03%
Securities
Taxable (1)	82,499	833	4.01%	86,330	745	3.42%
Tax-Exempt	38,589	378	3.89%	39,258	339	3.43%
Total Securities	121,088	1,211	3.97%	125,588	1,084	3.42%
Total Cash Equiv. and Investments	176,602	1,788	4.02%	156,218	1,241	3.15%
Total Loans (3)	971,877	13,068	5.33%	824,309	9,410	4.53%
Total Interest-Earning Assets	1,148,479	14,856	5.13%	980,527	10,651	4.31%
Other Assets	97,995			93,116
Total Assets	$1,246,474			$1,073,643
Interest bearing demand	$254,725	$1,490	2.32%	$278,637	$400	0.57%
Money market demand	254,849	1,827	2.84%	244,107	568	0.92%
Time deposits	265,573	2,117	3.16%	205,792	421	0.81%
Total Borrowings (4)	102,669	992	3.83%	52,562	521	3.93%
Total Interest-Bearing Liabilities	877,816	6,426	2.90%	781,098	1,910	0.97%
Non Int Bearing Deposits	209,054			170,863
Total Cost of Funds	$1,086,870	$6,426	2.35%	$951,961	$1,910	0.80%
Other Liabilities	17,230			13,243
Total Liabilities	$1,104,100			$965,204
Shareholders' Equity	$142,374			$108,439
Total Liabilities & Shareholders' Equity	$1,246,474			$1,073,643
Net Interest Income/Spread (FTE)		8,430	2.23%		8,741	3.34%
Tax-Equivalent Basis Adjustment		(78)			(71)
Net Interest Income		$8,352			$8,670
Net Interest Margin			2.89%			3.51%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $375 thousand during the three months ended September 30, 2023.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2023 vs. 2022 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$293	$127	$420
Securities
Taxable	121	(33)	88
Tax-Exempt	45	(6)	39
Total Securities	166	(39)	127
Total Loans	1,973	1,685	3,658
Total Interest-Earning Assets	2,432	1,773	4,205
Interest Expense:
Interest bearing demand	1,124	(34)	1,090
Money market demand	1,234	25	1,259
Time deposits	1,574	122	1,696
Total Borrowings	(25)	496	471
Total Interest-Bearing Liabilities	3,907	609	4,516
Change in Net Interest Income	$(1,475)	$1,164	$(311)
Net Interest Income: Net interest income decreased by $318 thousand, or 3.7%, to $8.4 million for the three months ended September 30, 2023, compared to $8.7 million for the three months ended September 30, 2022. The decrease can be attributed to an increase in the rate paid on deposits, and to a lesser extent, a higher average balance in interest bearing liabilities. The decrease caused by changes in funding liabilities were partially offset by an increase in the average yield on interest earning assets and an increase in interest income resulting from a higher average balance in interest-earning assets as compared to the same period in 2022. The net interest margin decreased 62 basis points to 2.89% for the three months ended September 30, 2023 from 3.51% for the three months ended September 30, 2022.

Interest Income: Interest income increased to $14.8 million for the three months ended September 30, 2023, compared with $10.6 million for the three months ended September 30, 2022 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $168.0 million to $1.1 billion for the three months ended September 30, 2023 compared to $980.5 million for the comparable period in 2022 contributed $1.8 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $147.6 million to $971.9 million for the three months ended September 30, 2023 as compared to the same period in 2022, as a result of growth in the commercial loan portfolio, which contributed $1.7 million to the increase in interest income. The average yield on loans increased 80 basis points on an annualized basis from 4.53% for the three months ended September 30, 2022 to 5.33% for the three months ended September 30, 2023, which contributed $2.0 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Gratz Merger contributed $346 thousand to interest income during the three months ended September 30, 2023. Overall the average yield of interest earning assets increased 82 basis points on an annualized basis to 5.13% for the three months ended September 30, 2023 as compared to the same period in 2022 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield earned on loans.

Interest Expense: Interest expense increased by $4.5 million, or 236%, to $6.4 million for the three months ended September 30, 2023, compared to $1.9 million for the three months ended September 30, 2022. The increase in interest expense was primarily due to an increase in the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 193 basis points on an annualized basis from 0.97% for the three months ended September 30, 2022 to 2.90% for the three months ended September 30, 2023 due to the increasing interest rate environment since September 30, 2022 and in particular its impact on deposit cost. This increase in interest expense was also impacted by an increase in the average balance of interest bearing liabilities, which increased $96.7 million to $877.8 million for the three months ended September 30, 2023 compared to $781.1 million for the three months ended September 30, 2022 as a result of the increase in the average balance of our deposits and borrowings. Interest expense on borrowings was reduced by $375 thousand due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses decreased by $864 thousand from a provision of $515 thousand for the three months ended September 30, 2022 to a credit to the provision of $349 thousand for the three months ended September 30, 2023. The credit to the provision for credit losses for the three months ended September 30, 2023 consisted of $275 thousand related to loans and $74 thousand related to held-to-maturity securities. The majority of the net credit to the provision for credit losses can be attributable to a decrease in the forecasted loss factors at September 30, 2023 when compared to the forecast at June 30, 2023. Additionally, the Company had net recoveries for the three mo3nths ended September 30, 2023 of $12 thousand, which contributed to the credit to the provision.

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

Non-interest Income: Non-interest income decreased by $161 thousand to $880 thousand for the three months ended September 30, 2023, from $1.0 million recognized during the same period of 2022. The decrease was primarily due to a decrease of $420 thousand in gain on sale of the guaranteed portion of SBA loans sold into the secondary market. This decrease was partially offset by an increase in other income of $256 thousand primarily due to the settlement of a legal matter.

Non-interest Expense: Non-interest expense increased $949 thousand, or 13.5%, from $7.0 million for the three months ended September 30, 2022, to $8.0 million for the three months ended September 30, 2023. The increase was largely due to: (1) an increase of $105 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to our new corporate headquarters location and the Delaware Valley regional headquarters location; (2) an increase of $268 thousand in equipment and data processing; (3) an increase in FDIC insurance of $135 thousand and (4) an increase in merger related expenses of $777 thousand as a result of the Partners Merger which merger agreement was executed in the first quarter of 2023.

Income Tax Expense: Income tax expense for the three months ended September 30, 2023 totaled $347 compared to $379 thousand for the same period in 2022 as a result of a decrease in income before income tax expense. The income tax expense recognized for the three months ended September 30, 2023 and 2022 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the three months ended September 30, 2023 at an effective tax rate of 21.9% which is greater than our statutory tax rate of 21% because of certain non-deductible merger related expenses incurred in preparation for our pending merger with Partners Bancorp. This is compared to income tax expense for the three months ended September 30, 2022 which resulted in an effective tax rate of 17.6%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

General: Net income was $1.0 million for the nine months ended September 30, 2023, or $0.06 per diluted share, a decrease of $3.9 million compared to net income of $4.9 million, or $0.48 per diluted share, for the nine months ended September 30, 2022.

The decrease in net income for the nine months ended September 30, 2023, as compared to the same prior year period was primarily the result of a decrease in noninterest income of $2.5 million and an increase in noninterest expense of $4.2 million, partially offset by an increase in net interest income before provision for credit losses of $395 thousand. Also offsetting the decrease in net income was the credit to the provision for credit losses of $549 thousand for the nine months ended September 30, 2023 as compared to the provision for credit losses of $1.2 million for the nine months ended September 30, 2022, a decrease of $1.7 million.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the nine months ended September 30, 2023 to the same period in 2022. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 3.00% - 3.25% as of September 30, 2022 and a range of 5.25% - 5.50% as of September 30, 2023. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions to contract when comparing the first nine months of 2023 to the same period in 2022 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. As shown in the upcoming table and subsequent discussion, the Company experienced a similar trend whereby our average yield on interest earning assets increased 99 basis points when comparing the nine months ended September 30, 2023 to the same period in 2022, while our average cost of funds increased 163 basis points over that same period, resulting in a decrease to net interest margin of 52 basis points.

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

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$51,547	$1,561	4.05%	$50,254	$306	0.81%
Securities
Taxable (1)	83,449	2,309	3.70%	86,590	1,608	2.48%
Tax-Exempt	38,617	1,133	3.92%	41,438	1,085	3.50%
Total Securities	121,960	3,442	3.77%	128,028	2,693	2.81%
Total Cash Equiv. and Investments	173,507	5,003	3.86%	178,282	2,999	2.25%
Total Loans (3)	958,382	37,330	5.21%	765,267	25,287	4.42%
Total Interest-Earning Assets	1,131,889	42,333	5.00%	943,549	28,286	4.01%
Other Assets	95,400			90,970
Total Assets	$1,227,289			$1,034,519
Interest bearing demand	$250,830	$3,938	2.10%	$269,282	$905	0.45%
Money market demand	248,731	4,766	2.56%	228,105	945	0.55%
Time deposits	285,666	6,489	3.04%	203,947	1,022	0.67%
Total Borrowings (4)	81,749	2,507	4.10%	84,382	1,186	1.88%
Total Interest-Bearing Liabilities	866,976	17,700	2.73%	785,716	4,058	0.69%
Non Int Bearing Deposits	203,284			151,941
Total Cost of Funds	$1,070,260	$17,700	2.21%	$937,657	$4,058	0.58%
Other Liabilities	17,024			11,517
Total Liabilities	$1,087,284			$949,174
Shareholders' Equity	$140,005			$85,345
Total Liabilities & Shareholders' Equity	$1,227,289			$1,034,519
Net Interest Income/Spread (FTE)		24,633	2.27%		24,228	3.32%
Tax-Equivalent Basis Adjustment		(238)			(228)
Net Interest Income		$24,395			$24,000
Net Interest Margin			2.88%			3.40%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $572 thousand during the nine months ended September 30, 2023.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2023 vs. 2022 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$1,247	$8	$1,255
Securities
Taxable	761	(60)	701
Tax-Exempt	122	(74)	48
Total Securities	883	(134)	749
Total Loans	5,663	6,380	12,043
Total Interest-Earning Assets	7,793	6,254	14,047
Interest Expense:
Interest bearing demand	3,095	(62)	3,033
Money market demand	3,736	85	3,821
Time deposits	5,057	410	5,467
Total Borrowings	1,358	(37)	1,321
Total Interest-Bearing Liabilities	13,246	396	13,642
Change in Net Interest Income	$(5,453)	$5,858	$405

Net Interest Income: Net interest income increased by $395 thousand, or 1.6%, to $24.4 million for the nine months ended September 30, 2023, compared to $24.0 million for the nine months ended September 30, 2022. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets and an increase in the average yield on interest earning assets as compared to the same period in 2022. These increases on the asset side were partially offset mostly by an increase in cost of funds. The net interest margin decreased 52 basis points to 2.88% for the nine months ended September 30, 2023 from 3.40% for the nine months ended September 30, 2022.

Interest Income: Interest income increased to $42.1 million for the nine months ended September 30, 2023, compared with $28.1 million for the nine months ended September 30, 2022 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $188.3 million to $1.1 billion for the nine months ended September 30, 2023 compared to $943.5 million for the comparable period in 2022 contributed $6.3 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans as a result of growth in the commercial loan portfolio which increased $193.1 million to $958.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The average yield on loans increased 79 basis points on an annualized basis from 4.42% for the nine months ended September 30, 2022 to 5.21% for the nine months ended September 30, 2023, which contributed $6.4 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Gratz Merger contributed $1.1 million to interest income during the nine months ended September 30, 2023. Overall the average yield of interest earning assets increased 99 basis points on an annualized basis to 5.00% for the nine months ended September 30, 2023 as compared to the same period in 2022 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of interest earning cash, securities and loans.

Interest Expense: Interest expense increased by $13.6 million, or 336%, to $17.7 million for the nine months ended September 30, 2023, compared to $4.1 million for the nine months ended September 30, 2022. The increase in interest expense was primarily due to an increase in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 204 basis points on an annualized basis from 0.69% for the nine months ended September 30, 2022 to 2.73% for the nine months ended September 30, 2023 due to the increasing interest rate environment during the current period and in particular its impact on deposit cost as well as the impact of interest on $20 million of subordinated notes acquired in the Gratz Merger as well as $20 million of subordinated notes issued by the Company during April 2022. This increase in interest expense was also impacted by an increase in the average balance of interest bearing liabilities, which increased $81.3 million to $867 million for the nine months ended September 30, 2023 compared to $785.7 million for the nine months ended September 30, 2022 as a result of the increase in the average balance of our deposits and borrowings. Interest expense on borrowings was reduced by $572 thousand due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses decreased by $1.7 million from $1.2 million for the nine months ended September 30, 2022 to a credit to the provision of $549 thousand for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company adopted the current expected loss model ("CECL") which changed the methodology related to the calculation of expected credit losses within the loan portfolio. This methodology calculates losses over the expected life of our loans based on historical credit performance in conjunction with select forecasted economic factors. The provision for credit losses for the nine months ended September 30, 2023 consisted of ($468) thousand related to loans, ($60) related to unfunded commitments, and ($21) thousand related to held-to-maturity securities. The majority of the net credit to the provision for credit losses can be attributable to a decrease in the forecasted loss factors at September 30, 2023 when compared to the forecast at December 31, 2022. Additionally, the Company had net recoveries for the nine months ended September 30, 2023 of $111 thousand, which contributed to the credit to the provision.

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

Non-interest Income: Non-interest income decreased by $2.5 million to a loss of $88 thousand for the nine months ended September 30, 2023, from the $2.4 million in income recognized during the same period of 2022. The decrease was primarily the result of a loss on the sale of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the first quarter of 2023. The Company sold our investment and recognized a loss of $2.4 million during the three months ended March 31, 2023. Gain on sale of loans decreased $454 thousand to $299 thousand for the nine months ended September 30, 2023 due to lower loan sales activity. These decreases to non-interest income were partially offset by a $244 thousand increase to other income primarily due to settlement of a legal matter.

Non-interest Expense: Non-interest expense increased $4.2 million, or 21.5%, from $19.4 million for the nine months ended September 30, 2022, to $23.5 million for the nine months ended September 30, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $738 thousand related to an increase in the number of employees to facilitate our growth and foster deposit relationships; (2) an increase of $601 thousand in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to our new corporate headquarters location and the Delaware Valley regional headquarters location; (3) an increase of $297 thousand in professional fee expenses; (4) an increase in equipment and data processing costs of $661 thousand; and (5) an increase in merger related expenses of $1.7 million as a result of the Partners Merger which merger agreement was executed in the first quarter of 2023.

Income Tax Expense: Income tax expense for the nine months ended September 30, 2023 totaled $276 thousand compared to an income tax expense of $970 thousand for the same period in 2022 as a result of a decrease in income before income tax expense. The income tax expense recognized for the nine months ended September 30, 2023 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the nine months ended September 30, 2023 at an effective tax rate of 21.1% which is greater than our statutory tax rate of 21%. This is compared to income tax expense for the nine months ended September 30, 2022 which resulted in an effective tax rate of 17.6%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of September 30, 2023, totaled $280.2 million, or 93.6% of our certificates of deposit, and 26.9% of total deposits. Of these certificates of deposit, $75 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, management noted that approximately 14.8% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among 190 different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At September 30, 2023, the Company had $15 million outstanding in FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $304.0 million.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions that provide an available $51.0 million of additional liquidity at September 30, 2023. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $14.5 million at September 30, 2023.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2023 and December 31, 2022, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructured loan will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, historical credit losses experienced by peer institutions on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. This evaluation has subjective components requiring material estimates, including forecasted national economic conditions such as GDP and unemployment, expected default probabilities, the expected loss given default, and the amounts and timing of expected future cash flows. All of these factors may be susceptible to significant change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2023, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)