Form 10-K
period 2023-12-31
LINKBANCORP, Inc.
filed 2024-03-29
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported on NASDAQ as of June 30, 2023 was $79,560,850. For this purpose, executive officers and directors of the Registrant are considered affiliates.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2024 was 37,348,151.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

LINKBANCORP, Inc.

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. These forward-looking statements include, but are not limited to:

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
•
our ability to successfully integrate into our operations Partners' assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
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
•
political instability or civil unrest;
•
risks related to a pandemic and resulting governmental and societal responses and its effects on our business and operations;
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

On November 30, 2023, the Company completed its merger with Partners Bancorp ("Partners"), and its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, pursuant to which Partners merged with and into the Company with the Company as the surviving corporation (the "Partners Merger"). The Bank of Delmarva and Virginia Partners Bank merged with and into LINKBANK with LINKBANK as the surviving bank (the "Bank Mergers"). In connection with the announcement of the Partners Merger in the first quarter of 2023, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

LINKBANCORP has no material operations and conducts no business on its own other than owning the Bank. In December 2023, subsidiary GNB Investment Corp. was dissolved.

LINKBANCORP common stock is traded on the Nasdaq Capital Market under the trading symbol “LNKB” and is subject to Nasdaq's rules for listed companies.

LINKBANK, a Pennsylvania-chartered, non-Federal Reserve member bank, is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities ("PADOBS") and the Federal Deposit Insurance Corporation ("FDIC"). LINKBANCORP is the Bank’s sole shareholder.

The Bank is a full-service commercial bank providing personal and business lending and deposit services to individuals, families, nonprofit and business clients, through its digital presence on the internet and client solutions centers. The Bank has ten solutions centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill counties in Pennsylvania, and loan production offices in Chester and York Counties in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland and a loan production office in Anne Arundel county in Maryland, four solutions centers and a loan production office in Sussex county in Delaware, three solutions centers in Camden and Burlington counties in New Jersey, one solutions center in Spotsylvania county in Virginia, and three solutions centers in the cities of Fredericksburg and Reston, Virginia. In addition to these banking activities, the Bank owns a 51% share in Johnson Mortgage Company LLC, which was acquired in the Partners Merger.

As of December 31, 2023, the Company had total consolidated assets of approximately $2.67 billion, total loans of approximately $2.24 billion, total deposits of approximately $2.30 billion and total consolidated shareholders’ equity of approximately $265.8 million.

LINKBANCORP’s principal executive offices are located at 1250 Camp Hill Bypass, Suite 202, Camp Hill, PA 17011, its phone number is 855-569-2265 and its website is ir.linkbancorp.com.

The Company is subject to the disclosure and regulatory requirements of the Exchange Act and, in accordance with the Exchange Act, it files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is www.sec.gov.

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

Our business strategy seeks to provide our customers with personal service, financial sophistication and the full array of product offerings of a larger regional bank, focusing on developing local lending relationships funded by the generation of local retail and business deposits. We believe our culture of highly engaged employees enhances productivity and results in lower employee turnover, ultimately leading to greater operational efficiencies and customer loyalty. We differentiate ourselves based on high touch relationship building service, supported by the convenience of technology. We are committed to increasing our market share in the communities we serve by continuing to leverage available technology, existing branch locations, and new branch locations, and by considering other strategic growth opportunities throughout Central and Southeastern Pennsylvania, the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania county in Virginia, and the cities of Fredericksburg and Reston, Virginia and surrounding areas.

The Bank provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. We offer a full array of technology solutions to our clients and continually evaluate new technologies that enhance the customer experience and allow the Bank to operate more efficiently.

The Bank does not rely on significant noninterest income growth. The management team has experience running many different product sets and subsidiaries but is focused on core deposit and loan growth.

During the year ended December 31, 2023, the Company achieved the following accomplishments:

•
Completed the merger with Partners as of November 30, 2023;
•
Total deposits grew from $946.8 million at December 31, 2022 to $2.30 billion at December 31, 2023, resulting in a growth rate of 142.9%;
•
Total loans grew 141.4% from $927.9 million at December 31, 2022 to $2.24 billion at December 31, 2023;
•
Maintained strong credit quality, with total nonperforming assets at 0.32% of total assets at December 31, 2023; and
•
In a year of net interest margin compression throughout the industry, the Company was able to limit compression to 30 basis points year over year. Net interest margin for the year ended December 31, 2023 was 3.09% compared to 3.39% for the year ended December 31, 2022.

The Company’s management team has significant experience in successfully executing bank growth strategies, including through bank mergers and acquisitions. Accordingly, as opportunities arise, we will consider growth through acquisition including whole institutions, branches or additional lines of business that are aligned with our strategy and mission, as demonstrated by our merger with Partners completed on November 30, 2023.

Current Market Area

We currently conduct our business principally through ten Customer Solutions Centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill Counties, Pennsylvania. In 2021 and 2022 respectively, we established loan production offices in York and Chester Counties in Pennsylvania. As a result of the Partners Merger, we entered the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania county in Virginia, and the cities of Fredericksburg and Reston, Virginia. We will continue to consider other strategic locations in the markets we serve to further our objective to become the bank of choice in those markets. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

While we manage our banking operations as separate regions, we operate in only one segment. Our regions are based on geographic markets, which allows each region to retain flexibility and local leadership in the unique communities we serve. We believe that this approach gives our Bank greater flexibility to better serve our markets and increases responsiveness to the needs of local customers.

Lending Activities

Our principal lending activity has been the origination of commercial real estate loans, commercial business loans, and to a lesser extent, commercial real estate construction and land development loans, residential real estate loans, home equity loans, consumer loans and agriculture loans. The Bank is predominantly oriented towards commercial customers, with approximately 67.0% of the portfolio in various types of commercial loans and 33.0% in residential real estate, consumer, and other loans at December 31, 2023. Our commercial customers are primarily small- and medium-sized businesses. Approximately 56.0% of the loan portfolio earns interest at a fixed rate and the remaining approximately 44.0% of the loan portfolio earns interest at a rate that varies or adjusts based on an underlying index at December 31, 2023.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan as of December 31, 2023:

(In Thousands)	December 31, 2023	Percent
Agriculture loans	$65,861	2.94%
Construction loans	178,483	7.96
Commercial & industrial loans	238,343	10.63
Commercial real estate loans
Multifamily	180,788	8.07
Owner occupied	501,732	22.39
Non-owner occupied	580,972	25.92
Residential real estate loans
First liens	402,433	17.95
Second liens and lines of credit	70,747	3.16
Consumer and other loans	16,756	0.75
Municipal loans	5,244	0.23
	2,241,359	100%
Deferred costs	174
Allowance for credit losses	(23,767)
Total	$2,217,766

Commercial Business (C&I) Lending. As of December 31, 2023, we had $238.3 million in commercial business loans, representing 10.63% of total loans. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $5.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Commercial Real Estate Lending. As of December 31, 2023, we had $1.26 billion in commercial real estate and multi-family loans, representing 56.4% of total loans. Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin at or above the appropriate three or five year treasury or the Prime Rate. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multi-family, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2023, our commercial real estate loans were 46.0% non-owner occupied, 39.7% owner-occupied, and 14.3% multifamily.

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

Construction and Land Development Lending. At December 31, 2023, $178.5 million, or 7.96% of our total loan portfolio, consisted of construction and land loans. Of these, $129.3 million were for commercial development and land loans and $49.2 million were for residential development. We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have fixed interest rates. The maximum loan-to-value of these loans is generally 80% of the lesser of the appraised value or the purchase price of the property.

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

One-to-four family Residential Real Estate Lending. At December 31, 2023, we had $402.4 million in residential real estate loans, representing 17.95% of total loans. These loans are originated by the Bank and underwritten by the correspondent lender in accordance with secondary market standards and The Federal National Mortgage Association, commonly known as Fannie Mae, underwriting guidelines to comply with ability to repay and qualified mortgage rules. Certain mortgage loans such as adjustable rate jumbo loans may be retained in the Bank’s loan portfolio. Based on the nature of the borrower and the related size of the loan, we may choose to retain these loans as part of our loan portfolio or sell these loans to the secondary market, which could include sales to the Federal Home Loan Bank of Pittsburgh.

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

Home Equity Loans. At December 31, 2023, we had $70.7 million of home equity loans reported within residential real estate loans, representing 3.16% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four family residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to-four family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) generally at a maximum current loan-to-value ratio of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each home equity product that is defined in the Bank’s credit policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2023, our consumer loan portfolio totaled $16.8 million, or 0.75% of our total loan portfolio, and $11.0 million of our consumer loans were unsecured (excluding overdraft accounts).

Consumer loans can have either a variable rate based on the index of Wall Street Journal Prime rate or a fixed-rate of interest for a term of up to 10 years, depending on the type of collateral, product and the creditworthiness of the borrower. Our lending policy allows for unsecured, non-real estate secured, and real estate secured loan products that are either installment or open end credit. Our consumer loans may be secured with deposits, automobiles, motorcycles, or real property.

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

Other Loans. In addition to the loan types discussed above, the Company also originates agricultural loans and municipal loans. At December 31, 2023, our agricultural loan portfolio totaled $65.9 million or 2.94% of our total loan portfolio and municipal loans totaled $5.2 million or 0.23% of our total loan portfolio. The agricultural loan portfolio consists of loans to local farmers and agricultural businesses that are generally secured by farmland and equipment. The municipal loan portfolio consists of loans to qualified local municipalities, which are generally supported by the taxing authority of the borrowing municipality, and is frequently secured by collateral.

Lending Concentrations

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years, including through the recently completed Partners Merger.

At December 31, 2023, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 374.5% of total risk based capital. Construction, land and land development loans represented 71.1% of total risk based capital. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, loan-to-value ratios, etc. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At December 31, 2023, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Credit Risk Management

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending limit was $37.2 million at December 31, 2023. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house target was $25 million at December 31, 2023. At December 31, 2023, our largest credit relationship totaled $25 million, comprised of nine separate facilities, most of which are secured by real estate. Each of these loans was performing in accordance with its terms at December 31, 2023.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. The Bank has established the Senior Loan Committee (SLC) to be able to more efficiently service our commercial customers, prudently manage credit risks, and effectively insure that credit policies are followed. The SLC requires a quorum of the Chief Executive Officer, President, Chief Credit Officer, Senior Credit Officer, and Market Chief Executive Officers. Each of these individuals have extensive experience in the approval of commercial loans. The SLC has authority to approve loans beginning over $7.5 million up to and including $15 million. In addition, the Director’s Loan Committee (DLC) has authority to approve loans over $15 million up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the Board of Directors).

The loan approval structure prohibits any single signature loan authority. Dual signatures are in effect up to $7.5 million. The Chief Executive Officer and Chief Credit Officer have been given dual signature authority up to $15 million in situations where timing is essential. These approvals must be ratified by OLC at the next meeting.

Ongoing Credit Risk Management. In addition to the underwriting process referenced above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance for credit losses levels.

Although we maintain a cautious credit outlook due to continued uncertainty in the economic environment, we believe the Bank is very well positioned for the months ahead given a strong loan loss reserve, application of prudent underwriting standards and a diverse loan portfolio, which does not include a significant concentration of loans in office, restaurants, lodging or other industries that are perceived to be at higher risk in the current economic environment.

Allowance for Credit Losses. The allowance for credit losses is evaluated on a quarterly basis by management, with assistance from a third-party provider and incorporates a discounted cash flow model utilizing Federal Open Market Committee forecasts and is impacted by the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 31, 2023, the allowance for credit losses measured 1.06% of total loans.

Investments

The Company’s board of directors is responsible for approving and overseeing the investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. The Company also uses the investment portfolio to collateralize municipal deposits. The asset liability management committee, which consists of our President and Chief Risk Officer, Chief Executive Officer, Bank President, Chief Financial Officer, Chief Credit Officer, and Treasurer oversees the Company’s investing activities and strategies.

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

At December 31, 2023, the Company had a portfolio of investment securities available for sale which is reported at fair value and a portfolio of held to maturity investment securities that were carried at amortized cost.

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and noninterest-bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2023, our core deposits (which includes all deposits except for time deposit accounts greater than $250,000 and brokered deposits) totaled $2.04 billion or 88.9% of our total deposits, and our average cost of funds for 2023 on this stable funding source was 1.72%. At December 31, 2023, we had $119.4 million in brokered deposits, all maturing in the first half of 2024. Our reciprocal CDARS and ICS deposits totaled $145.6 million at December 31, 2023. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

The following table sets forth the distribution of total deposits for the Bank by account type as of December 31, 2023.

	December 31, 2022
(In Thousands)	Amount	%
Demand, noninterest-bearing	$655,953	28.54%
Demand, interest-bearing	438,765	19.09
Money market and savings	577,448	25.12
Time deposits, $250 and over	134,324	5.84
Time deposits, other	491,983	21.40
Total Deposits	$2,298,473	100.00%

Other than reciprocal CDARS and ICS deposits, and brokered deposits, all deposits are generated from in-market relationships through our Client Solutions Centers.

Borrowings. We obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2023 we had $10 million in outstanding FHLB advances. At December 31, 2023, we had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $305.7 million. In February 2024, the maximum available capacity with FHLB increased to $430.0 million, based on additional collateral pledged to the FHLB as a result of the Partners Merger.

At December 31, 2023, the Company had subordinated notes outstanding with a carrying value of $61.4 million. Of this amount, $20.3 million was acquired in the Gratz Merger and bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Subordinated notes with carrying value of $21.1 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year for 18 additional months.

The remaining subordinated notes of $20.0 million bear interest at a fixed interest rate of 4.5% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of April 15, 2032. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Competition

Commercial banking in our locations is extremely competitive. For example, as of June 30, 2023 (the most recent date for which data is available), data provided by the FDIC Deposit Market Share Report indicated that within the Company's current physical locations, there were 117 different FDIC-insured institutions operating a total of 1,323 offices.

The Company’s market areas are served by branches of the largest banks in the Mid-Atlantic region, some of which are among the largest institutions in the United States. We must compete in our current and future growth market areas with large regional and nationwide banking organizations, other federally and state-chartered financial institutions such as savings and loan institutions and credit unions, mortgage companies, and other lenders engaged in the business of extending commercial credit. Many of the Company’s competitors have broader geographic markets and higher lending limits than we do and are also able to provide more services and make greater use of media advertising. Competitive threats also continue to emerge from in- and out-of-market providers and entities with powerful non-traditional and sometimes unregulated products, services, and technology, including numerous new fintech firms. The Bank’s comparatively small branch network will be a competitive disadvantage in attracting retail customers since a number of large national bank and regional state bank franchises have significant branch office coverage in the Bank’s market area.

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

As of December 31, 2023, the Company had 342 full-time and 36 part time employees.

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

Notwithstanding the foregoing, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank did not elect to follow the community bank leverage ratio as of December 31, 2023.

At December 31, 2023, the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

Loans-to-One Borrower

Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, the Bank was in compliance with the loans-to-one borrower limitations.

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

On October 24, 2023, the FDIC and the other federal bank regulatory agencies issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The FDIC will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

At December 31, 2023, the Bank met the criteria for being considered “well capitalized.”

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

Federal Insurance of Deposit Accounts

The maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor. Assessments for most insured depository institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) is for institutions of the Bank’s size 3.5 basis points to 32 basis points as of December 31, 2023. The FDIC has authority to increase insurance assessments and also to issue special assessments. In 2023, the FDIC issued a special assessment applicable for banks with uninsured deposits in excess of $5 billion in order to recover losses sustained by the Deposit Insurance Fund as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

FHLB System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2023, the Bank was in compliance with this requirement. The Bank also is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

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

The Company's business strategy anticipates the rapid expansion of its business to pursue existing and potential market opportunities. On November 30, 2023, the Company completed the acquisition of Partners Bancorp which more than doubled the size of the Company. This high pace of growth places significant demands on the Company’s management and operational resources. In order to manage such growth effectively, the Company must implement effective operational systems, procedures and internal controls. Failure to implement these systems, procedures and controls on a timely basis could materially and adversely affect the Company’s results of operation or financial condition. Further, the Company’s continued expansion of its business may include entering new lines of business or introducing new products and services. We cannot assure you that the Company will be successful in such expansion efforts and any failure could materially and adversely affect the Company’s results of operation or financial condition.

The merger with Partners Bancorp and any future acquisitions could disrupt the Company’s business and adversely affect our results of operations, financial condition and cash flows.

On November 30, 2023, the Company completed the acquisition of Partners Bancorp. The Company may choose to expand in the future by making additional acquisitions, including other financial institutions, branches or fee- based businesses, that could be material to its business, results of operations, financial condition and cash flows. Acquisitions, including the merger with Partners Bancorp, involve many risks, including the following:

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
•
if the Company incurs debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and
•
the Company issued a significant amount of equity securities in connection with the Partners Merger, such that existing shareholders will be diluted and earnings per share may decrease.

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

The Company’s loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Commercial real estate loans may increase the Company’s exposure to credit risk.

At December 31, 2023, the Company’s commercial real estate loans totaled $1.26 billion, or 56.4%, of our total loan portfolio. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose the Company to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Company typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Company’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Company to significantly increase its allowance for credit losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2023, $238.3 million, or 10.63% of our total loan portfolio, consisted of commercial business loans. The Company’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of the Bank’s loan portfolio consists of loan participations. Loan participations may have a higher risk of loss than loans the Bank originates because it is not the lead lender, and the Bank has limited control over credit monitoring.

The Bank participates in commercial real estate loans and commercial business loans with other financial institutions from time to time in which it is not the lead lender. The Bank’s commercial real estate loan participations are generally located in Pennsylvania although the Bank has from time to time participated in loans located in the states of Maryland and Virginia. The Bank also occasionally participates in commercial business loans with other financial institutions in which it is not the lead lender. These loans are limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2023, commercial real estate loan participations for which the Bank was not the lead lender totaled $73.1 million, or 5.8% of our commercial real estate loan portfolio. Commercial business loan participations for which the Bank was not the lead lender totaled $5.5 million, or 2.3% of our commercial business loan portfolio. Construction loan participations for which the Bank was not the lead lender totaled $14.5 million, or 8.1% of our construction loan portfolio.

The Bank underwrites each commercial real estate loan and commercial business loan that it participates in and establishes the loan classification and loan provision using the same criteria it uses for loans the Bank originates. Loan participations may have a higher risk of loss than loans the Bank originates because the Bank relies on the lead lender to service and to monitor the performance of the loan. Moreover, decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as the Bank would for loans that it originates. At December 31, 2023, no loan participations were delinquent

60 days or more. If the Bank underwriting of these participation loans is not sufficient, non-performing loans may increase, and earnings may decrease.

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

The Company’s decisions regarding allowance for credit losses and credit risk may materially and adversely affect its business.

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

The Company attempts to maintain an appropriate allowance for credit losses to provide for estimated losses over the life of the loan portfolio. The Company periodically determines the amount of the allowance based on consideration of several factors, including but not limited to:

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

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s non-performing assets increase, earnings will be adversely affected.

At December 31, 2023, non-performing assets, which consist of non-performing loans and other real estate owned, were $7.3 million, or 0.32% of total assets. The Company’s non-performing assets adversely affect net income in various ways:

•
the Company records interest income only on the cash basis or cost-recovery method for nonaccrual loans and it does not record interest income for other real estate owned;
•
the Company must provide for estimated credit losses through a current period charge to the provision for credit losses;
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

If additional borrowers become delinquent and do not pay back their loans and the Company is unable to successfully manage its non-performing assets, losses and troubled assets could increase significantly, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may have higher loan losses than it has allowed for in its allowance for credit losses.

The Company’s actual loan losses could exceed its allowance for credit losses and therefore its allowance for credit losses may not be adequate. A significant portion of the Company’s loan portfolio is secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company’s control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

Inflation can have an adverse impact on our business and on our customers.

The national economy continues to experience elevated levels of inflation. As of December 31, 2023, the year over year consumer price index (“CPI”) increase was 3.4%, primarily driven by increases in food and housing prices. As a result, the Federal Reserve raised interest rates by 100 basis points in 2023 to combat rising inflation. High inflation, if sustained, could have an adverse effect on our business. The recent increase in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income (loss) on the shareholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

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

Changes in economic conditions, in particular an economic slowdown in Pennsylvania, Maryland, Delaware, Northern Virginia, and Southern New Jersey could materially and negatively affect the Company’s business.

The Company primarily serves individuals, businesses and municipalities located in Chester, Cumberland, Dauphin, Lancaster, Northumberland, Schuylkill, and York Counties in Pennsylvania, Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania county in Virginia, and the cities of Fredericksburg and Reston, Virginia (the "local market").

As of December 31, 2023, a majority of our loan portfolio was secured by real estate and other assets located in the local market. The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in the local market, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.

The Company’s success significantly depends upon the growth in population, income levels, deposits, and housing starts in the Company's local market. If the communities in which the Company operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Company’s business may not succeed. An economic downturn or prolonged recession would likely result in further deterioration of the quality of the Company’s loan portfolio and reduce the Company’s level of deposits, which in turn would hurt its business. If the Company experiences an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures the Company’s loans was adversely affected by the economic conditions over the past few years, and an economic downtown or a prolonged economic recession could further negatively affect such values. Unlike many larger institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect the Company’s business.

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

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The FDIC issued a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. If there are financial institution failures, the Bank may be required to pay higher FDIC premiums or special assessments. For example, in 2023, the FDIC issued a special assessment for banks with total consolidated assets of $5 billion or more in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature bank. Although the Bank cannot predict if there will be future increases to insurance assessment rates or special assessments, either a deterioration in its risk-based capital ratios or further adjustments to the base assessment rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

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

During 2023, in response to accelerated inflation, the Federal Reserve continued to implement monetary tightening policies, resulting in increased interest rates. The Federal Reserve has signaled that interest rates may remain elevated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. In addition, the Company’s net interest margin may contract in a rising rate environment because its funding costs may increase faster than the yield earned on its interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect the Company’s financial condition and results of operations.

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

The Bank is subject to risks and losses resulting from fraudulent activities that could adversely impact its financial performance and results of operations.

The Bank is susceptible to fraudulent activity that may be committed against it or its clients, which may result in financial losses or increased costs to the Bank or its clients, disclosure or misuse of its information or its client’s information, misappropriation of assets, privacy breaches against its clients, litigation or damage to the Bank’s reputation. The Bank is most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that it has issued to its customers and through its online banking portals.

The Company maintains a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If its internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, geopolitical conflicts, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the operations of the bank branches, stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. Additionally, demand for the Company’s products and services may decline; loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans may decline in value, which could increase loan losses; the allowance for credit losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income could affect the Company’s ability to pay cash dividends; cybersecurity risks may be increased as the result of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and mandates may affect the Company’s workforce and infrastructure; and the Company may experience staffing shortages and unanticipated unavailability or loss of key employees. The occurrence of any such event or a combination of the foregoing factors could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Regulatory and Legal Risks

The Company and the Bank are subject to extensive government regulation and supervision that could interfere with their ability to conduct their business and may negatively impact their financial results, restrict their activities, have an adverse impact on their operations, and impose financial requirements or limitations on the conduct of their business.

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer, and/or limit the pricing it may charge on certain banking services, among other things. The Company will have to apply resources to ensure that it is in compliance with any changes to statutes, regulations or regulatory policies, including changes in interpretations or implementation, which may increase its costs of operations and adversely impact its earnings.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Commercial real estate loans represent 374.5% of our risk-based capital at December 31, 2023 and the outstanding balance of our commercial real estate loan portfolio has increased by greater than 50% during the 36 months preceding December 31, 2023.

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

The Bank is limited in the amount it can lend to a single borrower. The legal lending limit is 15% of such bank’s capital and surplus with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Company generally imposes an internal limit that is more conservative than the legal maximum. The Bank’s lending limit may be less than the limit for some of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Company attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Company cannot assure you that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Company’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

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

The Company may, in the future, determine that it is advisable, or it may encounter circumstances where it determines it is necessary, to issue additional shares of common stock, preferred stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. In September 2022, the Company completed its IPO whereby it issued and sold 5,101,205 shares of common stock. In February 2023, the Company completed a private placement of $10.0 million in common stock. On November 30, 2023, the Company completed its acquisition of Partners Bancorp and issued 20,683,158 shares of common stock. These issuances diluted and future issuances may dilute the ownership interests of shareholders and could potentially dilute the per share book value of the common stock if the issuances are done at a lower per share offering price.

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

Shares of the Company’s common stock are equity interests and do not constitute indebtedness. As such, the Company’s common stock ranks junior to all our customer deposits and indebtedness, and other non-equity claims on the Company, with respect to assets available to satisfy claims. In addition, the shares of common stock rank junior to the $20.0 million in subordinated debt that the Company assumed in connection with the Gratz Merger, $22.6 million in subordinated debt that the Company assumed in connection with the Partners Merger, and $20.0 million of subordinated debt that the Company issued in April 2022.

Other Risks

The use of estimates and valuations may be different from actual results, which could have a material adverse effect on the Company’s consolidated financial statements.

The Company makes various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for credit losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of the Company’s assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price the Company ultimately realizes will depend on the demand and liquidity in the market at that time for that particular type of asset or liability and may be materially lower than its estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from the Company’s estimates and that difference could have a material adverse effect on its consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity is a significant and integrated component of the Company’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. The Company takes very seriously the responsibilities to protect sensitive client information, technology resources, and shareholder value from the risk of cyber threats and incidents. The Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, financial condition or results of operation. Risks relating to cybersecurity and their potential impact are discussed more fully in “Risk Factors” in Part I, Item 1A herein.

Cybersecurity Risk Management and Strategy

The Company maintains an enterprise-wide and Board-approved Information Security Program (the “Program”), which includes policies, procedures, guidelines and standards to address the assessment, identification and management of cybersecurity risks. The Company designed the Program to be consistent with industry standards that include National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Financial Services Sector Cybersecurity Risk (“CRI”) Profile, and the Federal Financial Institutions Examination Council Cyber Security Assessment. Core activities supporting the Company’s strategy include leveraging people, technology and processes to manage and maintain cybersecurity controls.

People play a significant role in our defense against cybersecurity threats. We have established policies, training, and client education to mitigate cyber risk.

Additionally, we employ innovative technology solutions designed to identify, protect, detect, and mitigate cybersecurity threats through use of firewalls, intrusion detection systems, patching, endpoint detection and response, encryption, multi factor authentication, and data backups to immutable storage.

We regularly engage third-party assessors, auditors, and solutions to test and evaluate our controls for managing cybersecurity threats. These engagements include penetration testing, vulnerability assessments, internal and external audits, security framework maturity assessments for continued focus and improvement, and social engineering tests of the effectiveness of our employee training to monitor our security posture. We leverage a managed service provider to monitor users, application, infrastructure, and network activity on a 24/7/365 basis to detect and alert the cyber security operation team of cyber threats and potential cybersecurity events of concern.

The Company relies on third-party vendor solutions to support its operations; many of these vendors have access to sensitive and proprietary information. We exercise a detailed vendor due diligence evaluation during the onboarding, and periodic reviews of these vendors with access to sensitive Company data. The Company requires contracts of third parties to incorporate industry and regulatory standard clauses requiring reporting to the Company of the occurrence and mitigation of cybersecurity threats and incidents as well as to maintain adequate levels of cybersecurity insurance coverage.

In the event of a cyber incident, the Company created and maintains a Business Contingency Program. This program provides guidance that will be needed to prepare, detect, analyze, remediate and recover business operations quickly and with the least impact to the Company and its customers.

Cybersecurity Governance

The Company has established an Information Security Committee consisting of the Chief Operations & Technology Officer, Chief Risk Officer, Information Security Officer and department representatives across multiple functional areas of the Company to focus on cybersecurity strategic and tactical delivery, policy oversight, monitoring of key cybersecurity risk indicators, and the assessment and management of cyber risk threats. The Committee is assisted by a Virtual Chief Information Security Officer (the “vCISO”) which is provided by a contracted third-party security firm. The Committee’s activities support the overall protection of data and information assets of the Company in accordance with the Information Security Program, regulatory privacy requirements and Federal Financial Institutions Examination Council guidance. The Committee submits a quarterly report, together with the minutes of its meetings, to the Enterprise Risk Management Committee of the Board of Directors.

The Chief Operations & Technology Officer, among other duties, is responsible for the security and integrity of infrastructure, applications and databases and coordinates security implementations, monitoring and enforcement in conjunction with the vCISO and our risk management department. Our Chief Operations & Technology Officer has over 25 years of relevant experience in information technology and information security, building and leading technical organizations of various sizes, including in the banking industry. The vCISO has served in various roles in information technology and information security for 20 years, and holds multiple certifications relevant to cybersecurity, including CMMC (Cybersecurity Maturity Model Certification) and Fortinet NSE (Network Security Expert) level 3.

The Board of Directors receives periodic training related to cybersecurity and annually reviews comprehensive risk assessments of the Company’s information technology, privacy and cybersecurity programs. The Board of Directors formally approves the Company’s cybersecurity policies and program annually, and more frequently if material changes are adopted. Oversight of the Company’s Information Security Program has been delegated to the Enterprise Risk Management Committee of the Board of Directors. The Enterprise Risk Management Committee receives quarterly reports on the effectiveness and overall performance of the cybersecurity program and provides a report of the same to the full Board of Directors.

The Company engages external independent parties to perform independent audit engagements, as well as other assessments of the Company’s information security and third-party risk management program and information systems. Material findings and recommendations arising from these assessments are reported to the Audit Committee of the Board of Directors.

Item 2. Properties.

The Company's principal offices are located at 1250 Camp Hill Bypass, Suite 202, Camp Hill, Pennsylvania. This facility is leased by the Bank.

We own or lease other premises for use as Solutions Centers and loan production offices in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York Counties within Pennsylvania, Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, Spotsylvania County, Virginia, and the cities of Fredericksburg and Reston, Virginia. We believe that the properties currently owned or leased are adequate for present levels of operation. The following table sets forth the locations of Bank facilities as of December 31, 2023.

Description	Address	Owned / Leased
Pennsylvania Locations:
Camp Hill Headquarters	1250 Camp Hill Bypass, Suite 202 Camp Hill, PA 17011	Leased
Camp Hill Solutions Center	3045 Market Street Camp Hill, PA 17011	Leased
Gratz Solutions Center	32 West Market Street Gratz, PA 17030	Owned
Harrisburg Solutions Center	2057 EG Drive Harrisburg, PA 17110	Leased
Herndon Solutions Center	4231 State Route 147 Herndon, PA 17830	Owned
Lancaster Solutions Center	2010 Fruitville Pike Lancaster, PA 17601	Leased
Minersville Solutions Center	260 West Sunbury Street Minersville, PA 17954	Owned
Pottsville Solutions Center	2221 West Market Street Pottsville, PA 17901	Leased
Treverton Solutions Center	450 West Shamokin Street Trevorton, PA 17881	Owned
Valley View Solutions Center	1625 West Main Street Valley View, PA 17983	Owned
West Chester Loan Production Office	535 N. Church Street, Suite 350 West Chester, PA 19380	Leased
West Chester Solutions Center	1436 Pottstown Pike West Chester, PA 19380	Leased
York Loan Production Office	155 North George Street, Suite 201 York, PA 17401	Leased
Delaware Locations:
Dagsboro Solutions Center	28280 Clayton Street Dagsboro, DE 19939	Owned
Laurel Solutions Center	200 E. Market Street Laurel, DE 19956	Owned
Rehoboth Solutions Center	18572 Coastal Highway, Rehoboth Beach, DE 19971	Leased
Rehoboth Loan Production Office	19264 Miller Road, Unit A, Rehoboth Beach, DE 19971	Leased
Seaford Solutions Center	910 Norman Eskridge Highway, Seaford, DE 19973	Leased
Maryland Locations:
Annapolis Loan Production Office	2661 Riva Road, Building 1000, Suite 1035, Annapolis, MD 21404	Leased
Delmar Solutions Center	9550 Ocean Highway Delmar, MD 21875	Owned
Delmarva Regional Headquarters	2245 Northwood Dr. Salisbury, MD 21801	Owned
East Salisbury Solutions Center	241 Beaglin Park Drive Salisbury, MD 21804	Owned
Eastern Shore Drive Solutions Center	241 Beaglin Park Drive Salisbury, MD 21804	Owned
La Plata Solutions Center	115 East Charles Street, La Plata, MD 20646	Land Leased; Building Owned
North Salisbury Solutions Center	2727 N. Salisbury Boulevard Salisbury, MD 21801	Owned
Pecan Square Solutions Center	241 Beaglin Park Drive Salisbury, MD 21804	Owned
26th Street Ocean City Solutions Center	201 B 26th Street, Ocean City, MD 21842	Leased

West Ocean City Solutions Center	12720 Ocean Gateway, Unit 4, Ocean City, MD 21842	Leased
New Jersey Locations:
Cherry Hill Solutions Center	2099 Route 70 East, Cherry Hill, NJ 08003	Leased
Evesham Solutions Center	145 North Maple Avenue, Marlton, NJ 08053	Owned
Moorestown Client Solutions Center	227 West Camden Avenue, Moorestown, NJ 08057	Leased
Virginia Locations:
Reston Solutions Center	1821 Michael Faraday Drive, Suite 101, Reston, VA 20190	Leased
Salem Church Solutions Center	4210 Plank Road, Fredericksburg, VA 22407	Leased
Spotsylvania Solution Center	7415 Laughlin Boulevard, Spotsylvania, VA 22553	Leased
William Street Solutions Center	410 William Street, Fredericksburg, VA 22401	50% Owned / 50% Leased

Item 3. Legal Proceedings.

At December 31, 2023, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of LINKBANCORP, Inc. is traded under the symbol "LNKB" on the Nasdaq Capital Market. As of the close of business on March 25, 2024, there were approximately 786 shareholders of record.

The Company declared and paid cash dividends equal to $0.30 per share of common stock for the years ended December 31, 2023 and 2022, respectively. The merger agreement with GNBF provides that, for three years following the effective time of the Gratz Merger (September 2021), the Company will pay a quarterly cash dividend in an amount equal to or greater than $0.30 per share per year, provided sufficient funds are legally available therefore and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The Company anticipates that it will continue to pay cash dividends on a quarterly basis in an amount equal to or greater than $0.30 per share per year. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of shareholders; tax considerations; and general economic conditions.

During the quarter ended December 31, 2023, the Company repurchased no shares of its common stock.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Completion of Partners Merger
•
Completion of Gratz Merger
•
Completion of Initial Public Offering
•
Overview and Strategy
•
Recent Market Conditions
•
Comparison of Financial Condition at December 31, 2023 and 2022
•
Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
•
Liquidity, Commitments, and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Estimates
•
Recently Issued Accounting Standards

Completion of Partners Merger

On November 30, 2023, the LINKBANCORP completed its merger with Partners Bancorp ("Partners"), and its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, pursuant to which Partners merged with and into the Company with the Company as the surviving corporation (the "Partners Merger"). The Bank of Delmarva and Virginia Partners Bank merged with and into LINKBANK with LINKBANK as the surviving bank (the "Bank Mergers"). In connection with the announcement of the Partners Merger in the first quarter of 2023, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

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

The Company operates primarily through its subsidiary, LINKBANK (the "Bank"), which provides traditional lending, deposit gathering and cash services to retail customers, small businesses and nonprofit organizations. The Bank focuses its lending activities on small businesses, targeted to create a diverse loan portfolio in relation to its underlying collateral and different business segments with unique cash flow generation and varied interest rate sensitivity. The Bank offers a full suite of deposit products and cash management services focused on the small business and nonprofit segments.

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

Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties. In 2023 as a result of the completion of the Partners Merger, we entered the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania county in Virginia, and the cities of Fredericksburg and Reston, Virginia. Our operations and lending are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

Recent Market Conditions

The Company’s financial condition and performance are all highly dependent on the business environment in the market area in which we operate and in the United States as a whole.

2023’s major economic headwinds included the spring banking crisis, slower but still stubbornly high inflation, rising interest rates, and mounting geopolitical risks, including the war in Ukraine and the Israeli/Hamas war in Gaza. These concerns reinforced worries of a coming recession among macro-economists. A yield curve inversion which began late in 2022 and remained throughout 2023 was consistent with these forecasts. Many forecasters predicted a recession and future rate cuts as a result of the Federal Reserve’s aggressive campaign to fight inflation.

The US economy however was surprisingly resilient, not only avoiding recession, but growing at a positive pace as measured by several indicators such as gross domestic product (GDP), the unemployment rate, personal consumption expenditures (PCE), disposable personal income, and private nonresidential investment.

Real GDP accelerated to a pace of 3.1% during the year. The unemployment rate remained below 4% for the entire year. Labor force participation rates also increased from 2022 to 2023. Resilience in consumer spending measured by retail sales (excluding auto and gas) increased 4.9%. Consumer spending largely accounted for the increase in GDP growth over the past year. Sound household balance sheets and a strong labor market have allowed U.S. consumers to increase their spending at a pace similar to prior expansions. Residential investment continued to be a drag on GDP, as high mortgage rates and the short supply of single-family homes weighed on the housing market. In contrast, investment in nonresidential structures boomed last year, increasing 14.8% concentrated in manufacturing structures. The year’s growth was also supported by a jump in government spending, especially at the state and local level. The S&P 500 finished 2023 up 26.3% and the Russell 2000 index finished 2023 up 16.9%. Meanwhile, progress in lowering inflation was substantial. From 2022 to 2023, Consumer Price Index (CPI) inflation decreased by 2 percentage points and core CPI inflation, which excludes the more volatile categories of energy and food, decreased by 3 percentage points.

A resilient labor market and strong economic activity along with declining inflation are consistent with a “soft landing” scenario. But challenges remain. The impact of elevated interest rates, consumer sentiment, a cooling labor market, and geopolitical conflicts all remain highly uncertain. Consumer spending from Americans who have spent down pandemic-era savings may begin to wane. The four biggest U.S. banks reported higher credit-card spending in 2023 compared with the previous year and stated that delinquency rates are beginning to rise. The personal savings rate fell further in the fourth quarter of 2023 to 4%. It rarely fell below 5% in the decade before the pandemic. Also, some high-profile large companies have announced large scale layoffs in efforts to reduce costs.

In 2023, financial markets were impacted by the rate on the benchmark 10-year Treasury note remaining high relative to the past 10 years. This trend has resulted in higher borrowing costs for businesses, consumers, and the government. By some estimates, the average corporate borrowing rate had increased to nearly 7% by the end of 2023, up from a low of 2.3% in 2020. The effect of a higher-rate environment produced steep unrealized losses for fixed-rate security holders such as banks. These dynamics were a factor in the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank. This has also led to a tightening of credit conditions and caused many financial institutions to have a renewed focus on liquidity and increased deposit gathering costs. Structural changes in markets and the economy may have changed the ways that firms and individuals respond to higher rates since the last similar rate environment, about 15 years ago.

The general sentiment among market participants based on the Federal Open Market Committee (FOMC) “dot plot” and other expectations is that the target rate will be lowered sometime in 2024. However recent comments from several Federal Reserve board members have created expectations that the pace and timing of rate cuts may not be as aggressive as the market once expected. This has created a “higher-for-longer” sentiment to ensure inflation has been brought in line with the goal of 2% versus the “soft landing” sentiment to cut rates sooner to avoid igniting recessionary forces.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total assets at December 31, 2023, were $2.67 billion, an increase of $1.51 billion, or 129.4%, from $1.16 billion at December 31, 2022. The increase in total assets was primarily attributable to the increases in loans receivable of 141.6%, from $927.9 million at December 31, 2022 to $2.24 billion at December 31, 2023 and cash and cash equivalents which increased $50.2 million, from $30.0 million at December 31, 2022 to $80.2 million at December 31, 2023. The increases across mostly all categories of the Company's assets were mostly due to the completion of the Partners Merger on November 30, 2023.

Cash and cash equivalents increased $50.2 million, or 167.2%, from $30.0 million at December 31, 2022 to $80.2 million at December 31, 2023. The increase was primarily due to:

Primary Cash Inflows

•
Proceeds from sales of available for sale investment securities of $91.4 million;
•
Net cash acquired in the Partners Merger of $41.7 million;
•
Net increase in deposits of $51.8 million;
•
Net cash from investment securities (calls, maturities, and principal repayments) of $11.7 million;
•
Proceeds from redemption of certificates of deposits with other banks of $5.6 million; and
•
Net proceeds from issuance of common stock of $10.1 million.

Primary Cash Outflows

•
Net increase in loans receivable of $65.9 million;
•
Net decrease in short-term borrowings of $65.6 million;
•
Purchase of investment securities held to maturity of $11.3 million; and
•
Payment of dividends of $4.9 million.

Securities available-for-sale increased by $36.7 million, or 46.5%, to $115.5 million at December 31, 2023 from $78.8 million at December 31, 2022. The increase was primarily due to securities acquired in the Partners Merger. The Company acquired approximately $123.4 million in securities and sold approximately $89.8 million subsequent to the Partners acquisition. The securities available-for-sale portfolio had a net unrealized loss of $4.9 million at December 31, 2023 compared with a net unrealized loss of $8.1 million at December 31, 2022. Partially offsetting the increase in securities available-for-sale were proceeds from principal repayments of $8.3 million. The proceeds from sales of available-for-sale securities and the net return of principal repayments were held within cash and cash equivalents at December 31, 2023 and reinvested into securities classified as held to maturity.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and held-to-maturity as of December 31, 2023. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their contractual maturity date.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table below excludes certain investment securities that have no scheduled maturity date.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for Sale:
US Government Agency securities	$1,964	0.22%	$6,062	2.46%	$3,026	0.16%	$1,933	0.27%	$12,985	1.26%
US Government Treasury securities	4,942	0.27%	—	—	—	—	—	—	4,942	0.27%
Obligations of state and political subdivisions	1,241	3.14%	6,124	3.36%	15,833	2.81%	23,847	3.27%	47,045	3.12%
Mortgage-backed securities in government-sponsored entities	—	—	672	3.72%	15,329	3.80%	32,180	3.09%	48,181	3.33%
Other securities	13	—	—	—	388	12.07%	213	10.68%	614	11.33%
Total	$8,160	0.70%	$12,858	2.95%	$34,576	3.12%	$58,173	3.10%	$113,767	2.92%
Held to Maturity:
Corporate debentures	$—	—	$6,000	8.52%	$9,000	8.02%	$—	—	$15,000	8.22%
Structured mortgage-backed securities	—	—	1,757	9.83%	—	—	19,978	5.43%	21,735	6.95%
Total	$—	—	$7,757	8.81%	$9,000	8.02%	$19,978	5.43%	$36,735	7.47%

In 2023, the Company purchased investment securities classified as held to maturity of $11.3 million. During 2023, return of principal on held to maturity securities totaled $3.4 million.

Net loans receivable increased during the year ended December 31, 2023 as shown in the table below:

(dollars in thousands)	December 31, 2023	December 31, 2022	Change	%
Agriculture loans	$65,861	$55,746	$10,115	18.14%
Construction loans	178,483	57,713	120,770	209.26
Commercial loans	238,343	104,755	133,588	127.52
Commercial real estate loans
Multifamily	180,788	105,390	75,398	71.54
Owner occupied	501,732	139,554	362,178	259.53
Non-owner occupied	580,972	245,274	335,698	136.87
Residential real estate loans
First liens	402,433	168,084	234,349	139.42
Second liens and lines of credit	70,747	35,576	35,171	98.86
Consumer and other loans	16,756	10,057	6,699	66.61
Municipal loans	5,244	5,466	(222)	(4.06)
Total Loans	2,241,359	927,615	1,313,744	141.63
Deferred costs	174	256	(82)	(32.03)
Allowance for credit losses	(23,767)	(4,666)	(19,101)	409.37
Total	$2,217,766	$923,205	1,294,561	140.22%

The majority of the loan growth in net loans resulted from a $773.3 million, or 157.7% increase in commercial real estate loans, from $490.2 million at December 31, 2022 to $1.26 billion at December 31, 2023. The increase in net loans was due primarily to the loans acquired in the Partners Merger.

The following table presents the contractual maturity distribution of our loan portfolio at December 31, 2023. The table further presents the breakdown of our loans between those loans that earn interest at a fixed interest rate and those loans that earn an interest rate that currently fluctuates in accordance with changes to a specific interest rate index.

(In Thousands)	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total due after One Year	Total
Agriculture loans	$3,247	$15,454	$25,698	$21,462	$62,614	$65,861
Construction loans	76,660	49,521	40,809	11,493	101,823	178,483
Commercial & industrial	27,417	66,309	50,269	94,348	210,926	238,343
Commercial real estate loans
Multifamily	8,585	31,984	110,082	30,137	172,203	180,788
Owner occupied	24,002	146,752	206,372	124,606	477,730	501,732
Non-owner occupied	18,754	116,144	283,732	162,342	562,218	580,972
Residential real estate loans
First liens	19,939	80,421	96,938	205,135	382,494	402,433
Second liens	3,348	7,291	14,569	45,539	67,399	70,747
Consumer and other loans	392	3,237	12,213	914	16,364	16,756
Municipal loans	631	788	1,849	1,976	4,613	5,244
Total	$182,975	$517,901	$842,531	$697,952	$2,058,384	$2,241,359

Loans with fixed interest rates
Agriculture loans	$1,504	$4,486	$16,720	$6,394	$27,600	$29,104
Construction loans	31,816	32,424	22,761	5,672	60,857	92,673
Commercial & industrial	6,573	58,445	38,732	943	98,120	104,693
Commercial real estate loans
Multifamily	8,166	29,746	32,591	20,575	82,912	91,078
Owner occupied	19,344	111,777	110,597	92,907	315,281	334,625
Non-owner occupied	12,786	100,110	135,052	127,611	362,773	375,559
Residential real estate loans
First liens	11,396	64,081	43,879	90,879	198,839	210,235
Second liens	30	1,852	1,919	659	4,430	4,460
Consumer and other loans	392	2,385	7,137	495	10,017	10,409
Municipal loans	1	728	1,660	333	2,721	2,722
Total	$92,008	$406,034	$411,048	$346,468	$1,163,550	$1,255,558

Loans with floating or adjustable interest rates
Agriculture loans	$1,743	$10,968	$8,978	$15,068	$35,014	$36,757
Construction loans	44,844	17,097	18,048	5,821	40,966	85,810
Commercial & industrial	20,844	7,864	11,537	93,405	112,806	133,650
Commercial real estate loans
Multifamily	419	2,238	77,491	9,562	89,291	89,710
Owner occupied	4,658	34,975	95,775	31,699	162,449	167,107
Non-owner occupied	5,968	16,034	148,680	34,731	199,445	205,413
Residential real estate loans
First liens	8,543	16,340	53,059	114,256	183,655	192,198
Second liens	3,318	5,439	12,650	44,880	62,969	66,287
Consumer and other loans	—	852	5,076	419	6,347	6,347
Municipal loans	630	60	189	1,643	1,892	2,522
Total	$90,967	$111,867	$431,483	$351,484	$894,834	$985,801

Non-accrual loans are presented in the table below. Also see Note 5 - Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report. The balances at December 31, 2022 were reclassified on January 1, 2023 in connection with the adoption of ASU 2016-13 as described in Note 1 of the Consolidated Financial Statements. Total loans at December 31, 2022 does not include PPP loans with a balance of $881 thousand.

	December 31, 2023
		Non-Accrual Loans
(In Thousands)	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$65,861	$—	—
Construction loans	178,483	191	0.11%
Commercial & industrial loans	238,343	61	0.03%
Commercial real estate loans
Multifamily	180,788	—	—
Owner occupied	501,732	2,548	0.51%
Non-owner occupied	580,972	1,229	0.21%
Residential real estate loans
First liens	402,433	2,707	0.67%
Second liens and lines of credit	70,747	294	0.42%
Consumer and other loans	16,756	7	0.04%
Municipal loans	5,244	-	—
Total	$2,241,359	$7,037	0.31%
Allowance for credit losses		$23,767
Ratio of allowance for credit losses to total loans		1.06%
Ratio of non-accrual loans to total loans		0.31%
Ratio of allowance for credit losses to non-accrual loans		337.74%
	December 31, 2022
		Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$15,591	$—	—
Commercial & industrial loans	103,874	35	0.03%
Paycheck Protection Program ("PPP")	881	—	—
Commercial real estate loans	540,914	231	0.04%
Residential real estate loans	250,832	1,652	0.66%
Consumer and other loans	10,057	—	—
Municipal loans	5,466	—	—
Total	$927,615	$1,918	0.21%
Excluding PPP loans	$926,734	$1,918
Allowance for credit losses		$4,666
Ratio of allowance for credit losses to total loans		0.50%
Ratio of non-accrual loans to total loans		0.21%
Ratio of allowance for credit losses to non-accrual loans		243.27%

The table below provides an allocation of the allowance for credit losses by loan category at December 31, 2023 and 2022.

(In Thousands)	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2023
Agriculture loans	$12	2.94%	$65,861	0.02%
Construction loans	959	7.96%	178,483	0.54%
Commercial & industrial loans	2,940	10.63%	238,343	1.23%
Commercial real estate loans			-
Multifamily	1,483	8.07%	180,788	0.82%
Owner occupied	6,572	22.39%	501,732	1.31%
Non-owner occupied	5,773	25.92%	580,972	0.99%
Residential real estate loans			-
First liens	4,778	17.95%	402,433	1.19%
Second liens and lines of credit	1,072	3.16%	70,747	1.52%
Consumer and other loans	99	0.75%	16,756	0.59%
Municipal loans	79	0.23%	5,244	1.51%
Total	$23,767	100.00%	$2,241,359	1.06%

December 31, 2022
Agriculture loans	$33	1.68%	$15,591	0.21%
Commercial & industrial loans	583	11.20%	103,874	0.56%
Paycheck Protection Program ("PPP") loans	-	0.10%	881	—
Commercial real estate loans	2,462	58.31%	540,914	0.46%
Residential real estate loans	1,536	27.04%	250,832	0.61%
Consumer and other loans	40	1.08%	10,057	0.40%
Municipal loans	12	0.59%	5,466	0.22%
Total	$4,666	100.00%	$927,615	0.50%

The allowance for credit losses increased $19.1 million from $4.7 million at December 31, 2022 to $23.8 million at December 31, 2023. The primary drivers of the increased allowance for credit losses was a provision for credit losses recognized during the year ended December 31, 2023 of $9.2 million, primarily due to the Partners Merger, and the adoption of the CECL accounting standard on January 1, 2023, which added $5.7 million. In addition, the allowance for credit losses on PCD loans acquired in the Partners Merger was $4.3 million. Management noted that the Company experienced increases in both overall loan delinquencies and non-performing loans when comparing December 31, 2023 to December 31, 2022 and attributes the majority of these increases to loans acquired in the Partners Merger. The balance of loan delinquencies increased $1.5 million at December 31, 2023 when compared to December 31, 2022, however, total delinquencies decreased as a percentage of total loans from 0.63% at December 31, 2022 to 0.33% at December 31, 2023. Additionally, total nonperforming loans increased $4.6 million when comparing December 31, 2023 to December 31, 2022, however, as a percentage of total loans, the increase in non-performing loans only increased three basis points, indicating a continued strong performance on an overall portfolio basis. The loans that were individually assessed required a specific reserve of only $133 thousand.

Asset quality remained strong at December 31, 2023 with non-performing assets, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, and other real estate owned, was $7.3 million or 0.32% of total gross loans. This is compared to $2.7 million of non-performing assets at December 31, 2022, which equated to 0.29% of gross loans. The increase in non-performing assets was due primarily to the Partners Merger.

Additional information related to the provision for credit losses and net (charge-offs) recoveries is presented in the table below. Also see Note 5 - Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included in this report.

(In Thousands)	Provision Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2023
Agriculture and farmland loans	$(77)	$—	$53,708	—%
Construction loans	133	—	66,509	—
Commercial & industrial loans	1,970	(199)	119,104	(0.17)
Commercial real estate loans
Multifamily	566	—	117,865	—
Owner occupied	3,361	—	172,012	—
Non-owner occupied	(475)	—	297,944	—
Residential real estate loans
First liens	3,018	54	195,063	0.03
Second liens and lines of credit	589	61	33,942	0.18
Consumer and other loans	69	—	11,352	—
Municipal loans	73	—	4,365	—
Total	$9,227	$(84)	$1,071,864	(0.01)%

2022
Agriculture loans	$10	$—	$10,946	—%
Commercial loans	(30)	31	96,517	0.03
Paycheck Protection Program ("PPP") loans	—	—	7,740	—
Commercial real estate loans	1,663	—	430,235	—
Residential real estate loans	(292)	194	245,505	0.08
Consumer and other loans	19	(1)	8,824	(0.01)
Municipal loans	(3)	—	5,812	—
Unallocated	(77)	—		—
Total	$1,290	$224	$805,579	0.03%
Excluding PPP loans	$1,290	$224	$797,839	0.03%

Total deposits grew by $1.35 billion or 142.8%, from $946.8 million at December 31, 2022 to $2.30 billion at December 31, 2023 primarily as a result of deposits assumed in the Partners Merger. Changes in the deposit types are presented in the table below:

(in thousands)	December 31, 2023	December 31, 2022	Change	%
Demand, noninterest-bearing	$655,953	$192,773	$463,180	240.3%
Demand, interest-bearing	438,765	254,478	184,287	72.4
Money market and savings	577,448	228,048	349,400	153.2
Time deposits, $250,000 and over	134,324	45,616	88,708	194.5
Time deposits, other	491,983	225,857	266,126	117.8
Total deposits	$2,298,473	$946,772	$1,351,701	142.8%

Of the increase in total deposits of $1.35 billion, brokered deposits of $119.4 million are included within time deposits, other, at December 31, 2023, compared to $70.0 million at December 31, 2022. These brokered deposits mature in 2024. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

The table below presents the daily average balances by deposit type and weighted average rates paid thereon for the years ended December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
(In Thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, noninterest-bearing	$245,703	0.00%	$173,938	0.00%
Demand, interest-bearing	269,615	2.11%	271,681	0.63%
Money market and savings	278,418	2.53%	229,979	0.83%
Time deposits, other	301,101	3.29%	205,636	0.83%
Total Deposits	$1,094,837	2.07%	$881,234	0.61%

The Company has deposits that exceed the FDIC insurance limit of $250,000 of $713.4 million and $408.4 million at December 31, 2023 and 2022, respectively. Total uninsured deposits are calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of December 31, 2023, the total uninsured deposits includes $41.2 million of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio. At December 31, 2023, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

(In Thousands)	December 31, 2023
Due within 3 months or less	$59,161
Due after 3 months and within 6 months	32,081
Due after 6 months and within 12 months	28,022
Due after 12 months	15,060
$134,324

At December 31, 2023 and 2022, other borrowings consisted of $10.0 million and $20.9 million, respectively in short-term FHLB Advances. The FHLB Advances outstanding at December 31, 2023 are scheduled to mature in 2024.

As part of the Partners Merger, the Company assumed one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $500 thousand as of December 31, 2023. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Subordinated debt with a carrying value of $21.1 million was assumed as part of the Partners Merger. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875%, and matures in April 2028. The second tranche has a face value of $18.05 million and bears interest at a fixed rate of 6.0% until July 1, 2025, then floats at the three-month Secured Overnight Finance Rate ("SOFR") plus 590 basis points. Beginning July 1, 2025 through maturity, these notes may be redeemed by the Company. The subordinated notes mature on July 1, 2030.

Subordinated debt with a carrying value of $20.3 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Additionally, on April 8, 2022, the Company issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date.

The balance of subordinated debt was $61.4 million and $40.5 million at December 31, 2023 and 2022, respectively.

Total shareholders’ equity increased by $127.2 million, or 91.8%, from $138.6 million at December 31, 2022, to $265.8 million at December 31, 2023. The increase was primarily due to the Partners Merger and issuance of shares for $135.8 million, the private placement of common shares in February 2023 of $10.0 million, and a decrease in accumulated other comprehensive loss of $3.2 million. These increases were partially offset by a net loss of $12.0 million, and dividends paid of $4.9 million.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

General: Net loss was $12.0 million for the year ended December 31, 2023, or ($0.67) per diluted share, a decrease of $17.6 million compared to net income of $5.6 million, or $0.49 per diluted share, for the year ended December 31, 2022.

Net loss for the year ended December 31, 2023 reflected the results of the combined Company following the completion of the Partners Merger on November 30, 2023.

The decrease in net income for the year ended December 31, 2023 as compared to the prior year was primarily the result of an increase in interest expense of $19.2 million, an increase in noninterest expense of $18.0 million due primarily to expenses related to the Partners Merger, and an increase in provision for credit losses of $8.0 million. The decrease in net income was partially offset by an increase in interest and dividend income of $24.9 million and a decrease in income tax expense of $4.6 million.

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

	For the Year Ended December 31,
	2023			2022
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$55,501	$1,966	3.54%	$56,783	$533	0.94%
Securities
Taxable (1)	84,860	3,260	3.84%	78,629	2,175	2.77%
Tax-Exempt	38,591	1,495	3.87%	40,388	1,468	3.63%
Total Securities	123,451	4,755	3.85%	119,017	3,643	3.06%
Total Cash Equiv. and Investments	178,952	6,721	3.76%	175,800	4,176	2.38%
Total Loans (3)	1,071,864	58,791	5.48%	795,908	36,396	4.57%
Total Interest-Earning Assets	1,250,816	65,512	5.24%	971,708	40,572	4.18%
Other Assets	106,267			88,485
Total Assets	$1,357,083			$1,060,193
Interest bearing demand	$269,615	$5,684	2.11%	$271,681	$1,713	0.63%
Money market demand	278,418	7,053	2.53%	229,979	1,911	0.83%
Time deposits	301,101	9,901	3.29%	205,636	1,713	0.83%
Total Borrowings (4)	90,468	3,849	4.25%	55,980	1,942	3.47%
Total Interest-Bearing Liabilities	939,602	26,487	2.82%	763,276	7,279	0.95%
Non Int Bearing Deposits	245,703			173,938
Total Cost of Funds	$1,185,305	$26,487	2.23%	$937,214	$7,279	0.78%
Other Liabilities	19,850			15,806
Total Liabilities	$1,205,155			$953,020
Shareholders' Equity	$151,928			$107,173
Total Liabilities & Shareholders' Equity	$1,357,083			$1,060,193
Net Interest Income/Spread (FTE)		39,025	2.42%		33,293	3.22%
Tax-Equivalent Basis Adjustment		(314)			(308)
Net Interest Income		$38,711			$32,985
Net Interest Margin			3.09%			3.39%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $392,000 during the current fiscal year.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the years indicated.

	Year Ended December 31, 2023 vs. 2022 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$1,445	$(12)	$1,433
Securities
Taxable	912	173	1,085
Tax-Exempt	92	(65)	27
Total Securities	1,004	108	1,112
Total Loans	9,754	12,641	22,395
Total Interest-Earning Assets	12,203	12,737	24,940
Interest Expense:
Interest bearing demand	3,984	(13)	3,971
Money market demand	4,740	402	5,142
Time deposits	7,396	792	8,188
Total Borrowings	706	1,201	1,907
Total Interest-Bearing Liabilities	16,826	2,382	19,208
Change in Net Interest Income	$(4,623)	$10,355	$5,732

Net Interest Income: Net interest income before provision for credit losses increased by $5.7 million, or 17.36%, to $38.7 million for the year ended December 31, 2023, compared to $33.0 million for the year ended December 31, 2022. This increase can be mostly attributed to an increase in interest income resulting from a higher average balance in loans as well as a 106 basis points increase in the average yield on interest-earning assets. This increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities as a result of the rising interest rate environment and an increase in the average balance of deposits. The increase in the average balances of interest earning assets and interest-bearing liabilities was the result of the completion of the Partners Merger. The net interest margin decreased 30 basis points to 3.09% for the year ended December 31, 2023 from 3.39% for the year ended December 31, 2022. Based on the net assets acquired in the Partners Merger, along with the related purchase accounting fair value adjustments, management expects the net interest margin to expand in 2024 when comparing to 2023. There is still a great deal of uncertainty surrounding the overall interest rate and economic environment, with the mostly likely scenario seeming to indicate that interest rates will remain elevated through most of 2024. As a result, the Company's expected expansion in net interest margin may be reduced by market conditions that will lead to some net interest margin compression from the beginning of 2024 through its conclusion, especially as competition for deposits and liquidity remains high.

Interest Income: Interest income increased to $65.2 million for the year ended December 31, 2023, compared with $40.3 million for the year ended December 31, 2022 primarily due to an increase in interest income on loans as a result of the growth in average loans, following the completion of the Partners Merger. The growth in the average balance of interest earning assets which increased $279.1 million to $1.25 billion for the year ended December 31, 2023 compared to $971.7 million for the year ended December 31, 2022 contributed $12.7 million in growth of interest income. The average balance of loans increased $276.0 million during the year ended December 31, 2023 as compared to the prior year due primarily to the loan growth that the Company achieved as a result of the closing of the Partners Merger. This growth included an increase in the average yield on interest earning assets which increased 106 basis points from 4.18% for the year ended December 31, 2022 to 5.24% for the year ended December 31, 2023. In general, the Company continued to experience an increase in rates on interest earning assets as a result of the Federal Reserve's decisions in 2023 that increased the Fed Funds target rate from 4.25% to 4.50% at the beginning of 2023 to 5.25% to 5.50% at December 31, 2023. These rate increases coupled with new loan originations in 2023 resulted in the higher average yield on loans compared to 2022.

Interest Expense: Interest expense increased by $19.2 million or 263.9% to $26.5 million for the year ended December 31, 2023, compared to $7.3 million for the year ended December 31, 2022. The increase in interest expense was due to the increase in the average rates paid on interest bearing liabilities, which increased 187 basis points from 0.95% for the year ended December 31, 2022 to 2.82% for the year ended December 31, 2023 primarily as a result of the increase in rates of our money market demand deposits, interest bearing demand deposits and time deposits. This increase in rates was also impacted by an increase in the average balances of interest bearing liabilities, which increased $176.3 million to $939.6 million for the year ended December 31, 2023 compared to $763.3 million for the year ended December 31, 2022 as a result of the increase in the average balance of our deposits and borrowings due to the completion of the Partners Merger. The increase in the rates paid on interest-bearing liabilities during 2023 was directly correlated to the increase in the Federal Reserve's benchmark borrowing rate which increased a total of 100 basis points during 2023.

Management expects that the current economic environment will continue to increase competition for deposits, which may create additional upward pressure on the Company's cost of funds in the coming quarters.

Provision for Credit Losses: The provision for credit losses increased by $8.0 million from $1.3 million for the year ended December 31, 2022 to $9.3 million for the year ended December 31, 2023. The provision for credit losses consists of provisions related to maintaining appropriate reserves for estimated future losses related to loans, unfunded commitments, and held-to-maturity securities. For the year ended December 31, 2023, the provision for credit losses consisted of $9.3 million related to loans, $90 thousand related to unfunded commitments, and a credit of $21 thousand related to securities. The amount of the provision for credit losses recognized during 2023 can be attributed to a few factors. As described in Note 1 to the Financial Statements, the Company adopted the CECL accounting standard which requires non-PCD acquired loans to receive an allowance for credit losses at acquisition. The provision recorded related to these loans at acquisition was $9.7 million. The Company's Allowance for Credit Losses is driven by historical credit performance in conjunction with select forecasted economic factors. Improvement in these forecasted economic factors resulted in a partial offset to the provision related to acquired loans.

The Company completes a comprehensive quarterly evaluation to determine its provision for credit losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for credit losses.

Non-interest Income: Non-interest income decreased by $1.9 million to $1.1 million for the year ended December 31, 2023, from the $3.0 million recognized during 2022. The decrease was primarily due to a decrease in net realized gain (loss) on the sale of debt securities of $2.4 million, and a decrease in the sale of the guaranteed portion of SBA loans of $288 thousand for the year ended December 31, 2023 compared to 2022. The decrease in net realized gain (loss) on the sale of debt securities was primarily the result of a loss on the sale of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the first quarter of 2023. The Company sold our investment and recognized a loss of $2.4 million during the three months ended March 31, 2023.

Non-interest Expenses: Non-interest expenses increased $18.0 million or 64.7%, from $27.8 million for the year ended December 31, 2022, to $45.8 million for the year ended December 31, 2023. The increase was primarily due to the impact of the Partners Merger, resulting in increases in (1) merger & system conversion related expenses which increased from $973 thousand for the year ended December 31, 2022 to $11.2 million for the year ended December 31, 2023, (2) salaries and employee benefits of $4.4 million due to increased headcount to accommodate the Company's growth, and (3) occupancy which also resulted from the expansion of the Company's geographic footprint due to the Partners Merger.

Income Tax Benefit/Expense: Income tax benefit for the year ended December 31, 2023 totaled $3.4 million compared to an income tax expense of $1.2 million for 2022 as a result of a decrease in income before income tax expense. The income tax benefit recognized for the year ended December 31, 2023 was partially the result of our net income adjusted for tax free income and non-deductible expenses. We recognized income tax benefit for the year ended December 31, 2023 at an effective tax rate of 21.9% which is greater than our statutory tax rate of 21%. We recognized income tax expense for the year ended December 31, 2022 at an effective tax rate of 17.9% which is less than our statutory tax rate of 21%.

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

The Company strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Company is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Our attempts to maintain adequate liquidity, and liquidity management is both a daily and long-term function of the Company’s business management. We manage our liquidity in accordance with a board of directors-approved asset liability policy, which is administered by the Company’s asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Company’s board of directors.

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of December 31, 2023 totaled $568.3 million, or 91% of our certificates of deposit, and 25% of total deposits. Of these certificates of deposits, $119.4 million are brokered deposits, of which $75 million relate to our interest rate swap. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At December 31, 2023, the Company had remaining available capacity with the FHLB, subject to certain collateral restrictions, of approximately $305.7 million. There were $10.0 million in short-term FHLB advances outstanding at December 31, 2023.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions and a line at the Federal Reserve Bank Discount Window that provides additional liquidity at December 31, 2023.

The following table shows the Company’s available liquidity at December 31, 2023.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$315,687	$10,000	$305,687
Federal Reserve Bank Discount Window	36,640	—	$36,640
Correspondent Banks	51,000	—	$51,000
Total	$403,327	$10,000	$393,327

In February 2024, the maximum available capacity with the FHLB increased to approximately $430.0 million, based on additional collateral pledged to the FHLB as a result of the Partners Merger.

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2023 and 2022, the Bank met the capital requirements to be considered “well capitalized.” See Note 16 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 17 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

For disclosures of the Company’s future obligations under operating leases, please see Note 8 within the Notes to the Consolidated Financial Statements. For disclosures of the Company’s contractual obligations related to certificates of deposits, please see Note 9 within the Notes to the Consolidated Financial Statements.

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

Business Combinations: The Company accounts for acquisitions under the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on their purchase date. As provided for under accounting principles generally accepted in the United States of America, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Management continues to finalize the fair values of acquired assets and assumed liabilities. The valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LINKBANCORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LINKBANCORP, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Basis for Opinion (Continued)

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 29, 2024

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$13,089	$4,209
Interest-bearing deposits with other institutions	67,101	25,802
Cash and cash equivalents	80,190	30,011
Certificates of deposit with other banks	—	5,623
Securities available for sale, at fair value	115,490	78,813
Securities held to maturity (Fair value of $34,236 and $30,080, respectively)	36,735	31,822
Less: Allowance for credit losses - held to maturity securities	(512)	—
Securities held to maturity, net	36,223	31,822
Loans receivable	2,241,533	927,871
Less: Allowance for credit losses - loans	(23,767)	(4,666)
Net loans	2,217,766	923,205
Investments in restricted bank stock	3,965	3,377
Premises and equipment, net	22,279	6,743
Right-of-Use Asset – Premises	15,598	10,219
Bank-owned life insurance	48,847	19,244
Goodwill	56,968	35,842
Other intangible assets, net	25,733	1,052
Deferred tax asset	24,153	5,619
Accrued interest receivable and other assets	22,113	12,084
TOTAL ASSETS	$2,669,325	$1,163,654
LIABILITIES
Deposits:
Demand, noninterest bearing	$655,953	$192,773
Interest bearing	1,642,520	753,999
Total deposits	2,298,473	946,772
Short-term borrowings	10,000	20,938
Note payable	590	—
Subordinated debt	61,444	40,484
Lease liabilities	16,464	10,219
Allowance for credit losses - unfunded commitments	2,189	54
Accrued interest payable and other liabilities	14,369	6,634
TOTAL LIABILITIES	2,403,529	1,025,101

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 1, 7, and 17)

SHAREHOLDERS’ EQUITY
Preferred stock (At December 31, 2023 and 2022: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At December 31, 2023 and 2022: $0.01 par value; 50,000,000 and 25,000,000 shares authorized, respectively; 37,340,700 and 14,939,640 shares issued and outstanding, respectively.)	369	149
Surplus	263,310	117,709
Retained earnings	4,843	27,100
Accumulated other comprehensive loss	(3,209)	(6,405)
Total equity attributable to parent	265,313	138,553
Noncontrolling interest in consolidated subsidiary	483	—
TOTAL SHAREHOLDERS' EQUITY	265,796	138,553
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,669,325	$1,163,654

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$58,791	$36,396
Investment securities and certificates of deposit:
Taxable	3,260	2,175
Exempt from federal income tax	1,181	1,160
Other	1,966	533
Total interest and dividend income	65,198	40,264
INTEREST EXPENSE
Deposits	22,638	5,337
Other borrowings	1,923	441
Subordinated debt	1,926	1,501
Total interest expense	26,487	7,279
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	38,711	32,985
Provision for credit losses	9,295	1,290
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,416	31,695
NONINTEREST INCOME
Service charges on deposit accounts	978	832
Bank-owned life insurance	738	497
Net realized (losses) gains on the sales of debt securities	(2,370)	13
Gain on sale of loans	465	753
Other	1,276	862
Total noninterest income	1,087	2,957
NONINTEREST EXPENSE
Salaries and employee benefits	20,612	16,224
Occupancy	3,015	2,119
Equipment and data processing	3,720	3,047
Professional fees	1,698	1,236
FDIC insurance	817	640
Bank shares tax	1,158	786
Merger & system conversion related expenses	11,176	973
Other	3,636	2,807
Total noninterest expense	45,832	27,832
(Loss) Income before income tax (benefit) expense	(15,329)	6,820
Income tax (benefit) expense	(3,361)	1,222
NET (LOSS) INCOME	$(11,968)	$5,598
(LOSS) EARNINGS PER SHARE, BASIC	$(0.67)	0.49
(LOSS) EARNINGS PER SHARE, DILUTED	$(0.67)	0.49
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	17,753,914	11,310,386
DILUTED	17,753,914	11,310,386

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2023	2022
(In Thousands)
Net (loss) income	$(11,968)	$5,598
Components of other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	3,225	(10,346)
Tax effect	(595)	2,173
Net of tax amount	2,630	(8,173)

Unrealized gain on cash flow hedges	716	—
Tax effect	(150)	—
Net of tax amount	566	—

Reclassification adjustment for debt securities gains realized in net income	—	(13)
Tax effect	—	3
Net of tax amount	—	(10)
Total other comprehensive income (loss)	3,196	(8,183)
Total comprehensive loss	$(8,772)	$(2,585)

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553	$—	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)	—	(5,419)
Balance, January 1, 2023, as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134	—	133,134
Net loss	—	—	—	(11,968)	—	(11,968)	—	(11,968)
Dividends declared ($0.30 per share)	—	—	—	(4,870)	—	(4,870)	—	(4,870)
Issuance of shares of common stock, net proceeds	1,282,052	13	9,945	—	—	9,958	—	9,958
Exercise of stock options	29,632	—	150	—	—	150	—	150
Employee stock purchase plan	21,494	—	174	—	—	174	—	174
Share-based compensation expense:
Restricted Stock Issuance	384,724	—	—	—	—	—	—	—
Stock Compensation Amortization	—	—	244	—	—	244	—	244
Impact of merger with Partners Bancorp	20,683,158	207	135,088	—	—	135,295	483	135,778
Other comprehensive income	—	—	—	—	3,196	3,196	—	3,196
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	9,826,435	$99	$82,910	$24,836	$1,778	$109,623
Net income	—	—	—	5,598	—	5,598
Dividends declared ($0.30 per share)	—	—	—	(3,334)	—	(3,334)
Issuance of shares of common stock, net proceeds	5,101,205	50	34,600	—	—	34,650
Exercise of stock options	12,000	—	120	—	—	120
Stock option expense	—	—	79	—	—	79
Other comprehensive loss	—	—	—	—	(8,183)	(8,183)
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(In Thousands)	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(11,968)	$5,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,295	1,290
Depreciation	1,121	850
Amortization of intangible assets	663	258
Accretion of discounts, net	(204)	(1,947)
Origination of loans to be sold	(4,210)	(9,362)
Proceeds from loan sales	4,537	10,115
Gain on sale of loans	(465)	(753)
Share-based and deferred compensation	1,049	656
Capitalized mortgage servicing rights	—	(71)
Bank-owned life insurance income	(738)	(497)
Loss (gain) on sale of debt securities, available for sale	2,370	(13)
Change in accrued interest receivable and other assets	(3,800)	(3,605)
Change in accrued interest payable and other liabilities	2,340	(175)
Net cash (used in) provided by operating activities	(10)	2,344

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	91,364	513
Proceeds from calls and maturities	—	1,245
Proceeds from principal repayments	8,285	11,903
Purchases	(9,756)	—
Investment securities held to maturity:
Proceeds from principal repayments	3,436	2,585
Purchases	(11,289)	(34,389)
Proceeds from redemptions of certificates of deposit with other banks	5,623	7,205
Purchase of restricted investment in bank stocks	(15,624)	(7,996)
Redemption of restricted investment in bank stocks	21,799	7,304
Increase in loans, net	(65,915)	(206,406)
Purchase of bank-owned life insurance	(9,712)	—
Proceeds from death benefit under bank-owned life insurance	—	41
Purchase of premises and equipment	(1,153)	(2,304)
Purchase of computer software	(220)	(2,291)
Net cash acquired through merger and acquisition	41,745	-
Net cash provided by (used in) investing activities	58,583	(222,590)

FINANCING ACTIVITIES
Increase in deposits, net	51,834	175,107
Change in short-term borrowings, net	(65,640)	1,124
Proceeds from issuance of subordinated debt	—	20,000
Issuance of shares from exercise of stock options	150	120
Dividends paid	(4,870)	(3,334)
Net proceeds from issuance of common stock	10,132	34,650
Net cash (used in) provided by financing activities	(8,394)	227,667
Increase in cash and cash equivalents	50,179	7,421
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,011	22,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,190	$30,011

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$27,874	$6,585
Income taxes	$—	$395
MERGER AND ACQUISITION CASH FLOW DISCLOSURES
Non-cash assets acquired:
Securities available for sale	$123,440	$—
Loans	1,240,334	—
Investments in restricted bank stock	6,763	—
Premises and equipment	15,504	—
Right-of-Use Asset	6,042	—
Bank-owned life insurance	19,153	—
Goodwill	21,126	—
Intangible Assets	25,344	—
Deferred tax assets	14,466	—
Accrued interest receivable and other assets	10,730	—
Liabilities assumed:
Deposits	1,299,867	—
Other borrowings	55,292	—
Subordinated debt	21,078	—
Operating lease liabilities	6,908	—
Accrued interest payable and other liabilities	5,724	—
Net non-cash assets acquired	94,033	—
Cash and cash equivalents acquired	$41,745	$—

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

On November 30, 2023, the Company completed its merger with Partners Bancorp ("Partners"), and its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, pursuant to which Partners merged with and into the Company with the Company as the surviving corporation (the "Partners Merger"). The Bank of Delmarva and Virginia Partners Bank merged with and into LINKBANK with LINKBANK as the surviving bank (the "Bank Mergers"). In connection with the announcement of the Partners Merger in the first quarter of 2023, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its ten Solutions Centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and loan production offices located in Chester and York Counties, in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, and a loan production office in Anne Arundel County in Maryland, four solutions centers and a loan production office in Susssex county in Delaware, three solutions centers in Camden and Burlington counties in New Jersey, one solutions center in Spotsylvania County in Virginia, and three solutions centers in the cities of Fredericksburg and Reston, Virginia. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

Basis of Presentation

The merger of Partners with and into the Company was accounted for as an acquisition using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805 Business Combinations. As such, LINKBANCORP was the accounting acquirer and Partners was the accounting acquiree. Factors considered within this guidance included, but were not limited to the following:

•
the relative voting interests of LINK shareholders and Partners shareholders in the resulting company after the merger was completed;
•
the composition of the board of directors of the Company after the merger was completed;
•
the composition of executive and senior management of the resulting company after the merger was completed;
•
the terms of the exchange of equity securities in the merger; and
•
the relative size of LINK and Partners at the time of the merger.

Accordingly, LINKBANCORP's historical financial statements are the historical financial statements of the combined company for all periods prior to November 30, 2023 (the "Merger Date").

The Company’s results of operations for 2023 include the results of operations of the combined company on and after the Merger Date. Results for periods before the Merger Date reflect only those consolidated results of LINKBANCORP and do not include the results of operations of Partners. The assets and liabilities of Partners as of the Merger Date have been recorded at their estimated fair value and added to those of LINKBANCORP. See Note 2. Merger for further information.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses and the valuation of deferred tax assets.

Acquisition Method of Accounting

The Company accounts for acquisitions using the acquisition method of accounting. The acquisition method of accounting requires the Company to estimate the fair value of the tangible assets and identifiable intangible assets acquired and liabilities assumed. The estimated fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. Accounting for business combination under GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for credit losses. Uncertainties relating to the expected future cash flows are reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Company will establish loan loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition.

For business acquisitions, whereby the Company acquires loans that have shown evidence of credit deterioration since origination, the Company will classify these loans as purchased credit-deteriorated (“PCD”) loans. The Company will determine which loans will be classified as PCD loans based on borrower payment history, past due status, loan credit grading, value of underlying collateral, underwriting standards and other factors that affect the collectability of contractual cash flows. Under GAAP, purchasers are permitted to individually evaluate or collectively aggregate PCD loans into pools. PCD loans acquired in the same fiscal quarter may be assembled into one or more pools with common risk characteristics. Once pooled, a single composite interest rate is used to determine aggregate expected cash flows for each respective pool. PCD loans are recorded on the acquisition date at fair value. The Company estimates the amount and timing of expected cash flows for each individually analyzed loan. Estimated cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan.

On a quarterly basis, the Company will update the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the loan’s effective interest rate. Impairments that occur after the acquisition date are recognized through the allowance for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for credit losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the PCD portfolio.

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

Allowance for Credit Losses - Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $288 at December 31, 2023 which is excluded from the estimate of credit losses.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: agriculture and farmland, commercial and industrial, commercial real estate, and municipal. Consumer loans consist of the following classes: residential real estate, and consumer and other. The loan segments are based on collateral type.

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

Loans that do not share risk similar risk characteristics are evaluated on an individual basis. Loans are evaluated individually generally based on nonaccrual and delinquency status. Loans evaluated individually not included in the collective evaluation described above. When management determines that foreclosure is probable, expected credit losses are based on the fair value of collateral at the reporting date, adjusted for selling costs as appropriate.

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

Investment in Restricted Stock, at Cost

The Company holds restricted stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Atlantic Community Bancshares, Inc. (“ACBB”) which is carried at cost. The Company holds $389 and $194 of ACBB stock at December 31, 2023 and 2022, respectively. The Company holds $3,576 and $3,183 of FHLB stock at December 31, 2023 and 2022, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

Other Real Estate Owned

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair value of the real estate or other assets to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other noninterest income or other noninterest expense. As of December 31, 2023 and 2022, the Company had no other real estate owned. At December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2.95 million.

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

Allowance for Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit losss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Stock Warrants

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of December 31, 2023 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2023 and 2022 were $329 and $370, respectively, and were included within Other Expenses within the Consolidated Statements of Operations.

Recently Adopted Accounting Standards

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

As a result of the adoption of ASU 2016-13, the Company revised some of its existing accounting policies as described in this footnote.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment's expenses, even for companies with only one reportable segment. This Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company's income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. For public business entities, this Update is effective for fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

2. MERGER AND ACQUISITION

As described in Note 1. Summary of Significant Accounting Policies, effective November 30, 2023 the Company completed its merger with Partners by acquiring 100% of the outstanding common shares of Partners.

Pursuant to the Merger Agreement, Partners merged with and into LINKBANCORP with LINKBANCORP as the surviving corporation. Additionally, the Bank of Delmarva and Virginia Partners Bank merged with and into LINKBANK, with LINKBANK as the surviving bank.

The Partners Merger constituted a business combination and was accounted for using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805 Business Combinations. As such, LINKBANCORP was the accounting acquirer and Partners was the accounting acquiree and the historical financial statements of the combined company are the historical financial statements of LINKBANCORP.

Net interest income and net loss for the Company were $8,897 and $11,712, respectively since the date of acquisition through December 31, 2023 and is included in the Company's Consolidated Statement of Operations.

Under the Partners Merger Agreement, Partners shareholders received 1.150 LINKBANCORP common shares for each share they owned, and cash in lieu of fractional shares. LINKBANCORP issued 20.7 million common shares to Partners shareholders which represented approximately 55.4% of the post-merger outstanding common shares of the Company. The fair value of the common shares issued as part of the consideration paid for Partners was determined by the closing price of the Company's common shares at the acquisition date.

The total fair value consideration was $135.8 million which consisted of $133.8 million for the fair value of common stock issued and $2.0 million for the fair value of Partners restricted stock shares.

The following condensed statement reflects the amounts acquired at the acquisition date for each major class of assets acquired and liabilities assumed.

Total Consideration in the Merger		$135,779

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$34,586
Federal funds sold	7,159
Securities available for sale	123,440
Loans, net of ACL	1,240,334
Premises and equipment	15,504
Right-of-use asset	6,042
Core deposit intangible	25,344
Deferred taxes	14,466
Investments in restricted bank stock	6,763
Accrued interest receivable and other assets	29,884
Total Assets Acquired	1,503,522

Calculated Fair Value of Liabilities Assumed
Deposits	1,299,867
Long term borrowings	55,292
Subordinated debt	21,078
Operating lease liabilities	6,908
Other liabilities	5,724
Total Liabilities Assumed	1,388,869
Net Assets Acquired		114,653
Goodwill From the Merger		$21,126

The following table summarizes the Partners Merger as of November 30, 2023:

Consideration paid
(dollars in thousands)
Common stock consideration:
Common shares of Partners Bancorp		17,985,577
Exchange ratio		1.15
LINKBANCORP, Inc. common stock issued		20,683,158
LINKBANCORP, Inc. stock price on acquisition date		$6.47
Purchase price assigned to Partners Bancorp common shares		133,820

Restricted stock consideration
Partners Bancorp restricted stock shares		297,726
LINKBANCORP, Inc. stock price on acquisition date		$6.47
Total purchase price assigned to Partners Bancorp restricted shares		1,926

Cash paid in exchange for Partners Bancorp stock options and fractional shares		33
Total consideration		$135,779

Net Assets Acquired
Partners Bancorp shareholders’ equity	$143,817
Partners Bancorp goodwill and intangibles	(10,699)

Fair Value Adjustments:
Securities available for sale	(921)
Loans
Interest rate	(53,681)
General credit	(11,607)
Credit adjustment for loans acquired with deteriorated credit quality	(6,016)
Remove existing deferred loan fees, net at acquisition	2,462
Remove the allowance for credit losses present at acquisition	16,124
Premises and equipment	3,045

Core deposit intangible	25,344
Other assets	4,036

Liabilities
Time deposits	3,595
Subordinated debt	1,179
Other liabilities	(2,025)
		114,653
Goodwill From the Merger		$21,126

Pursuant to accounting standards, the Company assigned a fair value to the assets acquired and liabilities assumed of Partners. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of Partners were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. The Company is continuing to finalize the fair values of all aspects of the acquisition.

Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. The goodwill resulting from the acquisition represents the value expected from the expansion of the Company's market and enhancement of operations and efficiencies. Goodwill acquired in the acquisition is not deductible for tax purposes.

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, obligations of states and political subdivisions, and obligations of U.S. Government agencies and corporations were determined using Level 1 and Level 2 inputs in the fair value hierarchy. A fair value discount of $921 was recorded and will be amortized over the estimated life of the investments using the interest rate method.

Loans

Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized as an expense through provision for credit losses. The allowance for credit losses on non-PCD loans of $9.7 million was recorded through the provision for credit losses within the Consolidated Statements of Operations.

For PCD loans, an allowance is recognized at acquisition by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. At the date of acquisition, of the $1.3 billion of loans acquired from Partners, $431.6 million, or 33%, of Partners’ loan portfolio, was accounted for as PCD loans. The fair value of PCD loans was $408.6 million at the date of acquisition. The gross contractual amounts receivable related to the PCD loans was $431.6 million. The company estimates, on the date of acquisition, that $158 of the contractual cash flows specific to the PCD loans will not be collected.

Leased Facilities

The Company assumed leases on 11 facilities of Partners. The Company believes that the current lease costs were at market terms therefore no fair value adjustment is needed.

Owned Facilities

The Company acquired 13 locations previously owned by Partners as branches and administration offices. A fair value adjustment of $5.9 million was recorded at acquisition date.

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

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of Partners and LINKBANCORP as if the Partners Merger occurred as of January 1, 2022 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. Merger related expenses incurred by the Company during the year ended December 31, 2023 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Partners merged with LINKBANCORP, Inc. at the beginning of 2023. The pro forma amounts for the years ended December 31, 2023 and 2022 do not reflect the anticipated cost savings that had not yet been realized.

	Year ended December 31,
(Dollars in thousands)	2023	2022
Net interest income	$102,941	$99,734
Non-interest income	5,252	8,158
Net income (loss)	26,255	25,448
Basic earnings (loss) per common share	$0.71	$0.80
Diluted earnings (loss) per common share	$0.71	$0.80

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investment securities available for sale are summarized as follows:

	December 31, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,711	$279	$(5)	$—	$12,985
US Government Treasury securities	4,925	17	—	—	4,942
Obligations of state and political subdivisions	49,640	420	(3,015)	—	47,045
Mortgage-backed securities in government-sponsored entities	50,795	515	(3,129)	—	48,181
Other securities	2,301	49	(13)	—	2,337
	$120,372	$1,280	$(6,162)	$—	$115,490

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,592)	$13,408	$(512)
Structured mortgage-backed securities	21,735	—	(907)	20,828	—
	$36,735	$—	$(2,499)	$34,236	$(512)

	December 31, 2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Small Business Administration loan pools	$858	$—	$(15)	$843
Obligations of state and political subdivisions	44,189	14	(4,034)	40,169
Mortgage-backed securities in government-sponsored entities	41,873	—	(4,072)	37,801
	$86,920	$14	$(8,121)	$78,813
Held to Maturity:
Corporate debentures	$14,993	$—	$(994)	$13,999
Structured mortgage-backed securities	16,829	—	(748)	16,081
	$31,822	$—	$(1,742)	$30,080

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,995	$(5)	$—	$—	$1,995	$(5)
Obligations of state and political subdivisions	4,836	(247)	27,736	(2,768)	32,572	(3,015)
Mortgage-backed securities in government-sponsored entities	4,703	(136)	31,249	(2,993)	35,952	(3,129)
Other securities	—	—	601	(13)	601	(13)
	$11,534	$(388)	$59,586	$(5,774)	$71,120	$(6,162)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Small Business Administration loan pools	$334	$(1)	$509	$(14)	$843	$(15)
Obligations of state and political subdivisions	34,836	(3,372)	2,559	(662)	37,395	(4,034)
Mortgage-backed securities in government-sponsored entities	18,052	(1,538)	19,749	(2,534)	37,801	(4,072)
	$53,222	$(4,911)	$22,817	$(3,210)	$76,039	$(8,121)
Held to Maturity
Corporate debentures	$13,999	$(994)	$—	$—	$13,999	$(994)
Structured mortgage-backed securities	16,081	(748)	—	—	16,081	(748)
	$30,080	$(1,742)	$—	$—	$30,080	$(1,742)

The Company reviews its position quarterly and believes that as of December 31, 2023 and 2022, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 164 and 175 available for sale debt securities with unrealized losses at December 31, 2023 and 2022, respectively. There were 12 and ten held-to-maturity debt securities with unrealized losses at December 31, 2023 and 2022, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the year.

As of December 31, 2023, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,093	$8,160	$—	$—
Due after one year through five years	12,154	12,186	6,000	5,795
Due after five years through ten years	19,812	19,248	9,000	7,613
Due after ten years	27,845	25,993	—	—
Mortgage-backed securities and Collateralized mortgage obligations	50,795	48,181	21,735	20,828
Other securities	1,673	1,722	—	—
	$120,372	$115,490	$36,735	$34,236

The following table summarizes sales of debt securities:

(In Thousands)	For the year ended December 31,
	2023	2022
Proceeds	$91,364	$513
Gross gains	—	13
Gross losses	2,370	—
Net loss	$(2,370)	$13

The Company had pledged debt securities with a carrying value of $65,935 and $47,418 to secure public monies as of December 31, 2023 and 2022, respectively.

4. LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	December 31, 2023	December 31, 2022
Agriculture and farmland loans	$65,861	$55,746
Construction loans	178,483	57,713
Commercial & industrial loans	238,343	104,755
Commercial real estate loans
Multifamily	180,788	105,390
Owner occupied	501,732	139,554
Non-owner occupied	580,972	245,274
Residential real estate loans
First liens	402,433	168,084
Second liens and lines of credit	70,747	35,576
Consumer and other loans	16,756	10,057
Municipal loans	5,244	5,466
	2,241,359	927,615
Deferred costs	174	256
Allowance for credit losses	(23,767)	(4,666)
Total	$2,217,766	$923,205

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, Delaware, and southern New Jersey. A significant portion of the loan portfolio is secured by real estate.

At December 31, 2023 and 2022, the Company serviced residential mortgage loans for the Federal Home Loan Bank of Pittsburgh in the amount of $44,167 and $47,356, respectively.

5. ALLOWANCE FOR CREDIT LOSSES

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover expected credit losses in the loan portfolio at December 31, 2023.

The following tables summarize the activity in the allowance for credit losses by loan segment for the year ended December 31, 2023.

	Beginning balance	Impact of adopting ASC 326	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Year Ended December 31, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$—	$(77)	$12
Construction	274	513	39	—	—	133	959
Commercial & industrial	583	283	303	(200)	1	1,970	2,940
Commercial real estate
Multifamily	480	340	97	—	—	566	1,483
Owner occupied	635	760	1,816	—	—	3,361	6,572
Non-owner occupied	1,116	3,195	1,937	—	—	(475)	5,773
Residential real estate
First liens	1,029	635	42	—	54	3,018	4,778
Second liens and lines of credit	218	140	64	—	61	589	1,072
Municipal	12	(2)	—	—	—	69	79
Consumer	40	(19)	5	—	—	73	99
Total	$4,666	$5,655	$4,303	$(200)	$116	$9,227	$23,767

The balances at December 31, 2022 were reclassified from those previously reported as shown in Note 1.

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 89 days still accruing by segments of the loan portfolio.

	As of December 31, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans past due over 89 days still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	191	—	191	—
Commercial & industrial	53	8	61	58
Commercial real estate			—
Multifamily	—	—	—	—
Owner occupied	2,465	83	2,548	6
Non-owner occupied	948	281	1,229	—
Residential real estate			—
First liens	2,346	361	2,707	149
Second liens and lines of credit	294	—	294	—
Municipal	—	—	—	—
Consumer	7	—	7	—
Total	$6,304	$733	$7,037	$213

The Company recognized $124 of interest income on nonaccrual loans during the year ended December 31, 2023.

The following table presents, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of December 31, 2023

	December 31, 2023
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	191	—	—	191
Commercial & industrial loans	—	61	—	61
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	2,548	—	—	2,548
Non-owner occupied	1,229	—	—	1,229
Residential real estate loans
First liens	2,707	—	—	2,707
Second liens and lines of credit	294	—	—	294
Municipal	—	—	—	—
Consumer	—	—	7	7
	$6,969	$61	$7	$7,037

The following table presents an aging analysis of the recorded investment of past due loans at December 31, 2023.

	December 31, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$14	$—	$—	$14	$65,847	$65,861
Construction	10	—	191	201	178,282	178,483
Commercial & industrial	46	1	118	165	238,178	238,343
Commercial real estate
Multifamily	—	—	—	—	180,788	180,788
Owner occupied	156	2,802	137	3,095	498,637	501,732
Non-owner occupied	—	86	1,239	1,325	579,647	580,972
Residential real estate
First liens	719	419	872	2,010	400,423	402,433
Second liens and lines of credit	279	128	97	504	70,243	70,747
Municipal	—	—	—	—	16,756	16,756
Consumer	15	15	7	37	5,207	5,244
Total	$1,239	$3,451	$2,661	$7,351	$2,234,008	$2,241,359

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2023.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$1,466	$14,372	$9,613	$5,147	$2,319	$22,627	$5,114	$29	$60,687
Special mention	—	—	30	—	811	1,206	342	—	2,389
Substandard or lower	13	—	15	121	—	2,576	60	—	2,785
Total Agriculture and farmland	$1,479	$14,372	$9,658	$5,268	$3,130	$26,409	$5,516	$29	$65,861
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	64,460	52,888	30,993	3,057	5,244	5,816	14,424	1,317	178,199
Special mention	—	—	—	—	—	—	93	—	93
Substandard or lower	—	—	—	98	—	—	—	93	191
Total Construction	64,460	52,888	30,993	3,155	5,244	5,816	14,517	1,410	178,483
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	29,776	33,213	25,315	14,018	4,429	9,110	120,747	68	236,676
Special mention	—	113	139	—	15	4	1,071	—	1,342
Substandard or lower	—	—	47	—	194	—	43	41	325
Total Commercial & industrial	29,776	33,326	25,501	14,018	4,638	9,114	121,861	109	238,343
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	—	200	—	200
Commercial real estate - Multifamily
Pass	14,918	80,127	50,320	18,871	6,031	8,351	298	—	178,916
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,872	—	—	1,872
Total Commercial real estate - Multifamily	14,918	80,127	50,320	18,871	6,031	10,223	298	—	180,788
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	61,336	135,472	98,261	51,485	39,174	91,315	8,852	6	485,901
Special mention	—	377	3,125	—	6,318	—	429	—	10,249
Substandard or lower	—	—	—	626	2,408	2,391	157	—	5,582
Total Commercial real estate - Owner occupied	61,336	135,849	101,386	52,111	47,900	93,706	9,438	6	501,732
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	58,335	174,248	126,009	56,468	64,301	93,193	6,376	86	579,016
Special mention	—	—	42	—	—	—	—	—	42
Substandard or lower	—	—	325	—	56	1,284	249	—	1,914
Total Commercial real estate - Non-owner occupied	58,335	174,248	126,376	56,468	64,357	94,477	6,625	86	580,972
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	529	—	420	1,675	—	2,526	94	—	5,244
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	529	—	420	1,675	—	2,526	94	—	5,244
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$230,820	$490,320	$340,931	$150,721	$121,498	$232,938	$155,905	$1,506	$1,724,639
Special mention	—	490	3,336	—	7,144	1,210	1,935	—	14,115
Substandard or lower	13	—	387	845	2,658	8,123	509	134	12,669
Total	$230,833	$490,810	$344,654	$151,566	$131,300	$242,271	$158,349	$1,640	$1,751,423

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$45,236	$99,877	$99,972	$43,063	$23,404	$80,456	$8,982	$—	$400,990
Nonperforming	—	—	33	101	208	1,101	—	—	1,443
Total Residential real estate - First liens	$45,236	$99,877	$100,005	$43,164	$23,612	$81,557	$8,982	$—	$402,433
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,207	1,818	386	184	336	2,270	64,396	—	70,597
Nonperforming	—	—	—	—	—	—	150	—	150
Total Residential real estate - Second liens and lines of credit	1,207	1,818	386	184	336	2,270	64,546	—	70,747
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	5,007	437	223	153	73	88	10,770	—	16,751
Nonperforming	—	—	—	—	—	—	5	—	5
Total Consumer and other	5,007	437	223	153	73	88	10,775	—	16,756
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	1	—	1
Total
Performing	$51,450	$102,132	$100,581	$43,400	$23,813	$82,814	$84,148	$—	$488,338
Nonperforming	—	—	33	101	208	1,101	155	—	1,598
Total	$51,450	$102,132	$100,614	$43,501	$24,021	$83,915	$84,303	$—	$489,936

Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. The Company may also provide multiple types of modifications on an individual loan. For the year ended December 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.

Purchased Credit Deteriorated Loans

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows.

(In Thousands)	2023
Purchase price of loans at acquisition	$431,600
Allowance for credit losses at acquisition	4,303
Non-credit (discount) premium at acquisition	(16,981)
Par value of acquired loans at acquisition	$418,922

Allowance for loan losses

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses as of and for the year ended December 31, 2022.

The following table summarizes the activity in the allowance for loan losses by loan class for the year ended December 31, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	For the Year Ended December 31, 2022
Allowance for loan losses:
Beginning balance	$23	$582	$799	$1,634	$22	$15	$77	$3,152
Charge-offs	—	(1)	—	(3)	(3)	—	—	(7)
Recoveries	—	32	—	197	2	—	—	231
Provision	10	(30)	1,663	(292)	19	(3)	(77)	1,290
Ending balance	$33	$583	$2,462	$1,536	$40	$12	$—	$4,666

The following table illustrates the balance of loans individually evaluated vs. collectively evaluated for impairment at December 31, 2022.

	Agriculture Loans	Commercial and PPP Loans	Commercial Real Estate Loans	Residential Real Estate Loan	Consumer Loans	Municipal Loans	Unallocated Loans	Total
(In Thousands)	As of December 31, 2022
Allowance for loan losses:
Ending balance	$33	$583	$2,462	$1,536	$40	$12	$—	$4,666
Ending balance: individually evaluated for impairment	$—	$20	$—	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	$33	$563	$2,462	$1,536	$40	$12	$—	$4,646
Loans:
Ending balance	$15,591	$104,755	$540,914	$250,832	$10,057	$5,466		$927,615
Ending balance: individually evaluated for impairment	$300	$55	$2,306	$4,652	$—	$—		$7,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$2,227	$182	$—	$—		$2,409
Ending balance: collectively evaluated for impairment	$15,291	$104,700	$536,381	$245,998	$10,057	$5,466		$917,893

The Company evaluated whether loans acquired in the Merger were within the scope of ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans ("PCI") are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the Merger was $2,409 at December 31, 2022

On the acquisition date, the preliminary estimate of the unpaid principal balance for all PCI loans acquired through the Gratz Merger was $6,627 and the estimated fair value of the loans was $5,384. Total contractually required payments on these loans, including interest, at acquisition was $8,509. The Company's estimate of expected cash flows was $5,793 at the acquisition date. The Company established a credit risk related non-accretable discount of $2,716 relating to these PCI loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $409 relating to these PCI loans. The remaining unamortized accretable discount at December 31, 2022 totaled $0.

The following table provides activity for the accretable yield of PCI loans for the year ended December 31, 2022.

(In Thousands)	December 31, 2022
Accretable yield, beginning of period	$307
Additions	—
Accretion of income	(151)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	(156)
Accretable yield, end of period	$—

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

	As of December 31, 2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agriculture loans	$300	$300	$—
Commercial loans	35	55	—
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—

With an allowance recorded:
Agriculture loans	$—	$—	$—
Commercial loans	20	20	20
Commercial real estate loans	—	—	—
Residential real estate loans	—	—	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	—	—	—
Total
Agriculture loans	$300	$300	$—
Commercial loans	55	75	20
Commercial real estate loans	2,306	2,312	—
Residential real estate loans	4,652	4,683	—
Consumer loans	—	—	—
Municipal loans	—	—	—
	$7,313	$7,370	$20

	For the Year Ended December 31,
	2022
(In Thousands)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agriculture loans	$200	$9
Commercial loans	39	—
Commercial real estate loans	2,365	125
Residential real estate loans	4,772	159
Consumer loans	—	—
Municipal loans	—	—
	7,376	293
With an allowance recorded:
Agriculture loans	$—	$—
Commercial loans	23	1
Commercial real estate loans	—	—
Residential real estate loans	—	—
Consumer loans	—	—
Municipal loans	—	—
	23	1

Total	$7,399	$294

The following table present nonaccrual loans by classes of the loan portfolio:

(In Thousands)	December 31, 2022
Commercial and PPP loans	$35
Commercial real estate loans	231
Residential real estate loans	1,652
Total	$1,918

The above nonaccrual loans as of December 31, 2022 exclude PCI loans with balances of $2,409. Management does not consider these loans to be non-performing as they are accounted for under the accretable yield method and are performing in line with expectations as of December 31, 2022.

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

6. PROPERTY, PLANT, AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	December 31,
(In Thousands)	2023	2022
Land	$4,305	$689
Buildings and improvements	14,151	4,170
Furniture, fixtures, and equipment	6,679	4,651
Leasehold Improvements	3,450	2,489
	28,585	11,999
Accumulated Depreciation	(6,306)	(5,256)
Total	$22,279	$6,743

Depreciation expense was $1,121 and $850 for 2023 and 2022, respectively.

7. LEASE COMMITMENTS

The Company enters into leases in the normal course of business. The Company leases its administration and operations facility and 17 solutions centers under lease agreements with remaining terms ranging from less than one year to 15 years. Certain leases include renewal options to extend for up to seventeen years.

Right-of-use assets and lease liabilities by lease type are as follows:

(In Thousands)	December 31, 2023	December 31, 2022
Right-of-Use Asset
Operating leases	$14,628	$10,219
Finance leases	970	-
Total Right-of-Use Asset	$15,598	$10,219

Lease Liabilities
Operating leases	$15,109	$10,219
Finance leases	1,355	-
Total lease liabilities	$16,464	$10,219

The components of total lease cost were as follows.

(In Thousands)	December 31, 2023	December 31, 2022
Finance lease cost
Right-of-Use amortization	$7	$-
Interest expense	3	-
Operating lease cost	1,358	805
Total lease cost	$1,368	$805

The following table presents information associated with our obligations under leases for the years ended December 31, 2023 and 2022:

	2023	2022
Finance lease weighted-average remaining term (years)	10.92	-
Finance lease weighted-average discount rate	2.59%	-

Operating lease weighted-average remaining term (years)	9.72	11.0
Operating lease weighted-average discount rate	4.15%	5.1%

The following table presents the undiscounted cash flows due related to operating and finance leases as of December 31, 2023:

(In Thousands)	Operating Leases	Finance Leases
2024	$2,073	$127
2025	1,968	138
2026	1,873	138
2027	1,829	138
2028 and thereafter	10,876	1,023
Total Undiscounted Cash Flows	$18,619	$1,564
Discount on Cash Flows	(3,510)	(209)
Total lease liabilities	$15,109	$1,355

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Beginning of year	$35,842	$35,842
Acquired Goodwill	21,126	—
Impairment	—	—
End of year	$56,968	$35,842

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At December 31, 2023, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$26,910	$1,344	$1,566	$787
Trade name intangibles	348	181	348	75
Total	$27,258	$1,525	$1,914	$862

Aggregate amortization expense for the years ended December 31, 2023 and 2022 was $663 and $258, respectively.

Expected aggregate annual amortization expense for the next five years assuming no new acquisitions or impairments is as follows:

(In Thousands)
2024	$4,778
2025	4,291
2026	3,795
2027	3,271
2028	2,791
2029 and thereafter	6,807
$25,733

9.
DEPOSITS

Deposit accounts are summarized as follows:

	December 31, 2023		December 31, 2022
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$655,953	28.54%	$192,773	20.36%
Demand, interest-bearing	438,765	19.09	254,478	26.88
Money market and savings	577,448	25.12	228,048	24.09
Time deposits, $250 and over	134,324	5.85	45,616	4.82
Time deposits, other	491,983	21.40	225,857	23.85
	$2,298,473	100.0%	$946,772	100.0%

The scheduled maturities of time deposits are as follows:

(In Thousands)	December 31, 2023
One year or less	$568,324
More than one year to two years	34,018
More than two years to three years	11,032
More than three years to four years	4,815
More than four years to five years	7,354
More than five years	764
Total	$626,307

Within time deposits other, there were $119,411 and $70,000 in brokered deposits outstanding at December 31, 2023 and 2022, respectively. The brokered deposits outstanding at December 31, 2023 are scheduled to mature in 2024.

10.
BORROWINGS AND SUBORDINATED DEBENTURES

Other borrowings and subordinated debt was as follows:

(in Thousands)	December 31, 2023	December 31, 2022
Subordinated Debt	$61,444	$40,484
Note payable	590	—
Short-term borrowings	10,000	20,938
Total	$72,034	$61,422

Subordinated Notes Sale - 2022

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the "Agreements") with certain institutional accredited investors (the "Purchasers") and, pursuant to the Agreements, issued to the Purchasers $20,000 in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"). The investors included a related party entity that is controlled by a member of the Board of Directors of the Company, which purchased $7,000 in principal amount of the note. During the year ended December 31, 2022, the Company contributed $15,000 of the subordinated note proceeds to the Bank as equity capital, the impact of which can be seen within Note 16 Regulatory Capital Requirements later in this document.

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $20.3 million. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $21.1 million with one tranche having a face value of $4.5 million and the other with face value of $18.05 million. The first tranche that has a face value of $4.5 million bears interest at a fixed rate of 6.875%. These notes mature in April 2028.

The second tranche that has a face value of $18.05 million bears interest at a fixed rate of 6.0% which began on June 25, 2022 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Note Payable - Partners Merger

As part of the Partners merger, the Company assumed a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $589 thousand as of December 31, 2023. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Short-Term Debt - FHLB Advances

At December 31, 2023 and 2022, the Company had $10.0 million and $20.9 million in short-term FHLB Advances outstanding. The advances outstanding at December 31, 2023 are scheduled to mature in 2024.

At December 31, 2023, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $305.7 million. In February 2024, the maximum available capacity with FHLB increased to $430.0 million, based on additional collateral pledged to the FHLB as a result of the Partners Merger.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with four correspondent banks totaling $51 million at December 31, 2023. There were no borrowings under these lines of credit at December 31, 2023 and 2022.

11.
EMPLOYEE BENEFITS

Retirement Plan

The Company maintains a 401(k) Plan for its eligible employees. The Plan allows employee contributions from their compensation as defined in the 401(k) Plan, subject to Internal Revenue Code limitations. For the year ended December 31, 2022, the Company made a 3 percent non-elective contribution to all eligible participants as of the end of the plan year, based on W-2 wages for that period. The Company also made a discretionary contribution of 6 percent of W-2 wages for the year ended December 31, 2022. Effective January 1, 2021 until September 30, 2021, the Company made a non-elective contribution of 4 percent of W-2 wages to all participants. Effective October 1, 2021, the Company matches 50 percent of the first 6 percent of the employee's contribution, and this match is immediately vested. Matching contributions to the 401(k) Plan recognized in Compensation expense for the year ended December 31, 2023 and 2022, was $344 and $278, respectively.

Deferred Compensation Plans

The Company has a deferred compensation plan for the benefit of members of the Board of Directors and certain officers. The plan provides all directors and certain officers with the ability to defer receipt of some or all of their director fees or salary and bonuses. The deferrals, along with accumulated earnings, are payable at retirement. The Bank has purchased life insurance policies that are actuarially designed to offset the annual expenses associated with the deferred compensation and the supplemental executive retirement plan (“SERP”). The Bank is the sole owner and beneficiary of all policies. The Bank accrues the estimated annual costs of the deferred amounts that will be payable at retirement. At December 31, 2023 and 2022, the accumulated liability was approximately $1,273 and $1,216, respectively. For the years ended December 31, 2023 and 2022, the Company recognized deferred compensation cost in noninterest expense of $91 and $128. Benefit payments amounted to $214 and $121 for the years ended December 31, 2023 and 2022, respectively.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain executives. At December 31, 2023 and 2022, the accumulated liability was $1,978 and $1,650, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2023 and 2022, was $653 and $469, respectively.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 475,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2023, 454 thousand shares were available to be issued.

12.
INCOME TAXES

The provision for income taxes consists of:

	For the Year Ended December 31,
(In Thousands)	2023	2022
Current tax expense
Federal	$81	$38
State	4	—
Total Current tax expense	$85	$38
Deferred tax (benefit) expense
Federal	$(3,187)	$1,184
State	(259)	—
Total Deferred tax (benefit) expense	(3,446)	1,184
Total tax (benefit) expense	$(3,361)	$1,222

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

(In Thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for loan losses	$6,009	$970
Deferred compensation	757	602
Net fair value adjustment on acquired net assets	10,355	1,250
Net unrealized loss on debt securities	1,025	1,703
Net operating loss carryforwards	6,877	1,740
Lease liability	3,811	1,875
Other	1,175	379
Total deferred tax assets	$30,009	$8,519
Deferred tax liabilities:
Premises and equipment	$(1,867)	$(1,025)
Net unrealized gain on cash flow hedge	(150)	—
Right of use asset	(3,611)	(1,875)
Other	(228)	—
Total deferred tax liabilities	(5,856)	(2,900)
Net deferred tax asset	$24,153	$5,619

The Company also has a $33,667 net operating loss carryforward at December 31, 2023 of which $701 will begin to expire in 2029. The remaining $32,966 of net operating loss carryforward does not expire. The Company had no valuation allowance against its deferred tax assets in view of the Company's ability to realize the net deferred tax assets against future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

	For the Year Ended December 31,
	2023		2022
(In Thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$(3,219)	21.0%	$1,432	21.0%
Tax-exempt income, net of TEFRA disallowance	(162)	1.1	(253)	(3.7)
State income taxes, net of federal income taxes	(202)	1.3	—	—
Bank-owned life insurance	(155)	1.0	(104)	(1.5)
Non-deductible merger expenses	387	(2.5)	—	—
Revaluation of deferred taxes for state tax rates	(177)	1.1	—	—
Other	167	(1.1)	147	2.1
Actual tax expense and effective rate	$(3,361)	21.9%	$1,222	17.9%

The Company recognized no adjustment for uncertain tax positions or unrecognized income tax benefits for the years ended December 31, 2023 and 2022. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income tax expense in the consolidated statements of operation. The Company did not recognize any interest and penalties for the years ended December 31, 2023 and 2022. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2020.

13.
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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At December 31, 2023		At December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$80,190	$80,190	$30,011	$30,011
Certificates of deposit with other banks (Level 3)	—	—	5,623	5,590
Securities held to maturity (Level 2)	36,735	34,236	31,822	30,080
Loans (Level 3)	2,241,533	2,159,967	927,871	886,944
Derivative (Level 3)	716	716	—	—
Accrued interest receivable (Level 1)	9,831	9,831	4,661	4,661
Restricted investments in bank stock (Level 1)	3,965	3,965	3,377	3,377
Cash surrender value of life insurance (Level 1)	48,847	48,847	19,244	19,244
Financial liabilities:
Non-maturity deposits (Level 1)	1,672,166	1,672,166	675,299	675,299
Time Deposits (Level 3)	626,307	621,496	271,473	266,775
Other borrowings (Level 3)	10,000	10,000	20,938	20,938
Subordinated Notes (Level 3)	61,444	57,303	40,484	35,966
Accrued interest payable (Level 1)	1,466	1,466	797	797

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$12,985	$—	$12,985
US Government Treasury securities	—	4,942	—	4,942
Obligations of state and political subdivisions	—	47,045	—	47,045
Mortgage backed securities in government-sponsored entities	—	48,181	—	48,181
Other securities	—	2,337	—	2,337
Total	$—	$115,490	$—	$115,490

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Small Business Administration loan pools	$—	$843	$—	$843
Obligations of state and political subdivisions	—	40,169	—	40,169
Mortgage backed securities in government-sponsored entities	—	37,801	—	37,801
Total	$—	$78,813	$—	$78,813

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2023 and 2022 are presented in the table below.

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$13,223	$13,223

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$7,313	$7,313

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$13,223	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$7,313	Appraisal of collateral	(1)	Liquidation expenses	10%

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

14.
RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2023 and 2022 were as follows:

	2023	2022
Beginning balance	$1,853	$6,376
New loans	659	407
Effect of changes in composition of related parties	38,536	(4,654)
Net repayments in existing accounts	(299)	(276)
Ending balance	$40,749	$1,853

Deposits from principal officers, directors, and their affiliates as of December 31, 2023 and 2022 were $76,010 and $65,236, respectively.

Two companies owned by a Director of the Company invested in the subordinated debentures issued by the Company in 2022. Refer to Note 10 for further information.

15.
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

The table below provides details of the Company's stock options at December 31, 2023.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2022	490,000	$10.11	7.0	$33
Granted	89,632	7.00	9.7	—
Expired/terminated	(36,000)	10.45	—
Exercised	(29,632)	5.07	—
Outstanding, December 31, 2023	514,000	$9.72	6.8	$—
Exercisable at period end	290,500	$10.12	5.8	$—

The exercise prices for options outstanding as of December 31, 2023 ranged from $7.00 to $12.98.

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

	December 31,
	2023	2022
Weighted average fair value of options granted	$1.84	$2.37
Dividend yield	4.29%	3.70%
Expected volatility	35.45%	34.20%
Risk-free interest rate	4.20%	3.81%
Expected life (in years)	6.5	6.2
Assumed forfeiture rate	4.00%	8.00%

The table below provides details of the Company's restricted stock awards at December 31, 2023.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2022	—
Granted	384,724	$6.30
Expired/terminated	—
Outstanding, December 31, 2023	384,724	$6.30

Additional information related to the equity incentive plans during each year follows:

	December 31,
	2023	2022
Stock-based compensation expense recognized	$244	$80
Number of unvested shares:
Restricted stock plans	384,724	-
Stock option plans	223,500	281,300
Fair value of unvested stock options:
Restricted stock plans	$2,422	$-
Stock option plans	$355	$393
Amount remaining to be recognized as expense
Restricted stock plans	$2,314	$-
Stock option plans	$310	$291

The remaining amounts of $2,314 and $310 for RSAs and options, respectively, will both be recognized ratably as expense through December 31, 2028.

16.
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

The Bank and Company are subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2023, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of December 31, 2023 and 2022 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations:

	December 31, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$251,042	10.62%	$125,632	12.89%
For capital adequacy purposes	188,807	8.00	77,953	8.00
To be well capitalized	236,009	10.00	97,441	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$234,533	9.92%	$120,912	12.41%
For capital adequacy purposes	141,605	6.00	58,465	6.00
To be well capitalized	188,807	8.00	77,953	8.00
Common equity
(to risk-weighted assets)
Actual	$234,533	9.92%	$120,912	12.41%
For capital adequacy purposes	106,204	4.50	43,848	4.50
To be well capitalized	153,406	6.50	63,337	6.50
Tier 1 capital
(to average assets)
Actual	$234,533	14.10%	$120,912	10.93%
For capital adequacy purposes	66,526	4.00	44,248	4.00
To be well capitalized	83,158	5.00	55,311	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2023, the Bank had not elected to be subject to the alternative framework.

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

17.
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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of December 31, 2023 and 2022, the Company has an allowance for credit losses for off-balance sheet instruments of $2,189 and $54, respectively, which is included in other liabilities section of the balance sheet.

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	December 31, 2023	December 31, 2022
Unfunded commitments under lines of credit:
Home equity loans	$116,964	$43,798
Commercial real estate, construction, and land development	186,966	62,146
Commercial and industrial	306,024	125,205
Total	$609,954	$231,149

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

18.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Year Ended December 31,
(In Thousands, except share and per share data)	2023	2022
Net income	$(11,968)	$5,598
Basic weighted average common shares outstanding	17,753,914	11,310,386
Net effect of dilutive stock options and warrants	—	—
Net effect of dilutive restricted stock awards	—	—
Diluted weighted average common shares outstanding	17,753,914	11,310,386
Net income per common share:
Basic	$(0.67)	$0.49
Diluted	$(0.67)	$0.49

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the years ended December 31, 2023 and 2022.

Year Ended December 31,
	2023	2022
Stock Options	—	—
Warrants	—	—
Restricted Stock Awards	—	—
Total dilutive securities	—	-

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2023	2022
Stock Options	—	195,700
Warrants	1,537,484	1,537,484
Restricted Stock Awards	5,304	—
Total anti-dilutive securities	1,542,788	1,733,184

19.
DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2023, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amounts reclassified to interest expense $966 thousand in the year ended December 31, 2023. Over the next 12 months, the Company estimates that an additional $1 million will be reclassified as a reduction to interest expense.

The Company recorded $716 thousand within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at December 31, 2023.

20.
CONCENTRATION OF CREDIT RISK

The Company grants commercial, residential and consumer loans to customers primarily located in the South Central and Greater Delaware Valley of Pennsylvania, northern Virginia, eastern Maryland, Delaware, and southern New Jersey. The concentration of credit by type of collateral is set forth in Note 4. The debtors’ ability to honor their contracts is influenced by the region’s economy.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022
Non-interest income in-scope of Topic 606
Service charges and activity fees on deposits	$1,150	$995
Fees on loan related activity	581	191
Other	327	488
Non-interest income (in-scope of Topic 606)	2,058	1,674
Non-interest income (out-of-scope of Topic 606)	(971)	1,283
Total non-interest income	$1,087	$2,957

22. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of LINKBANCORP follows:

Balance Sheets
	December 31,
	2023	2022
(In thousands)
ASSETS
Noninterest-bearing cash equivalents	$12,547	$15,486
Securities available for sale, at fair value	—	—
Investment in subsidiaries	309,015	162,029
Other Assets	7,075	1,712
TOTAL ASSETS	$328,637	$179,227
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$61,444	$40,484
Other liabilities	1,397	190
Shareholders' equity	265,796	138,553
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$328,637	$179,227

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2023	2022
(in thousands)
Income:
Interest income	$-	$11
Dividend income from subsidiaries	—	—
Expenses:
Interest expense	1,926	1,501
Other noninterest expenses	5,135	564
Income before income tax	(7,061)	(2,054)
Income tax benefit	(1,128)	(407)
	(5,933)	(1,647)
Equity in undistributed subsidiary (loss) income	(6,035)	7,245
Net (loss) income	$(11,968)	$5,598
Comprehensive Loss	$(8,772)	$(2,585)

Condensed Statements of Cash Flows
	Years Ended December 31,
	2023	2022
(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(11,968)	$5,598
Adjustments:
Undistributed earnings of subsidiaries	6,035	(7,245)
Amortization of premiums and discounts	(118)	(212)
Other, net	(549)	(1,171)
Net cash used in operating activities	(6,600)	(3,030)

INVESTING ACTIVITIES
Net cash acquired through merger and acquisition	8,014	—
Investments in subsidiaries	(10,400)	(35,000)
Cash dividends from subsidiaries	—	1,300
Sale of securities		504
Net cash from dissolution of subsidiary	635	—
Net cash used in investing activities	(1,751)	(33,196)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	10,132	34,650
Proceeds from issuance of subordinated notes	—	20,000
Issuance of shares from exercise of stock options	150	120
Dividends paid	(4,870)	(3,334)
Net cash provided by financing activities	5,412	51,436
(Decrease) Increase in cash and cash equivalents	(2,939)	15,210
Cash and cash equivalents at the beginning of the period	15,486	276
Cash and cash equivalents at the end of the period	$12,547	$15,486

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because LINKBANCORP, Inc. is an emerging growth company.

Item 9B. Other Information.

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Item 11. Executive Compensation.

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan	371,500	$10.32	-
2022 Equity Incentive Plan	142,500	$8.16	235,500
Equity compensation plans not approved by security holders	-	$-	-
Total	514,000	$9.72	235,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding Certain Relationships and Related Transactions, and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024 and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets at December 31, 2023 and 2022

(C) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

(E) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023 and 2022

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

(G) Notes to the Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None.

(a) (3)

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 22, 2023, by and between LINKBANCORP, Inc. and Partners Bancorp., incorporated by reference to Exhibit 2.1 to Form 8-K, filed February 22, 2023

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 8-K filed December 1, 2023

4.1	Specimen stock certificate, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement, filed May 6, 2021

4.2.	LINKBANCORP, inc. 5.00% Fixed to Floating Rate Subordinated Note Due October 1, 2030, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement, filed May 7, 2021

4.3	Form of Warrant, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement, filed May 7, 2021

4.4	Form of 4.50% Fixed to Floating Rate Subordinated Note due 2032 of LINKBANCORP, Inc., incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 11, 2022

4.5	Description of Common Stock incorporated by reference to Exhibit 4.5 to the Form 10-K filed on March 30, 2023

10.1*	LINKBANCORP 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form S-4 Registration Statement, filed May 7, 2021

10.2*	Form of Incentive Stock Option (ISO) Agreement, incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, filed May 7, 2021

10.3*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 to Form S-4 Registration Statement, filed May 7, 2021

10.4*	Form of Amendment to the Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 22, 2023

10.5*	Form of Waiver of Accelerated Vesting Upon Change in Control, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on February 22, 2023

10.6*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on February 22, 2023

10.7*	LINKBANK Split Dollar Life Insurance Plan, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to Form S-4 Registration Statement, filed May 7, 2021

10.8*	[Reserved]

10.9*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2021

10.10*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 3, 2021

10.11*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 3, 2021

10.12*	Change in Control Agreement between LINKBANCORP, Inc., The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.4 to Form 8-K filed November 3, 2021

10.13*	Supplemental Executive Retirement Plan Agreement between The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.5 to Form 8-K filed November 3, 2021

10.14*	Deferred Compensation Agreement between The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.6 to Form 8-K filed November 3, 2021

10.15*	Deferred Compensation Agreement between The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.7 to Form 8-K filed November 3, 2021

10.16*	Deferred Compensation Agreement between The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.8 to Form 8-K filed November 3, 2021

10.17*	LINKBANCORP, Inc. Executive Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2022

10.18*	Supplemental Executive Retirement Plan Agreement with Wesley M. Weymers, incorporated by reference to Exhibit 10.18 to Form 10-K filed March 31, 2022

10.19*	Director Deferred Compensation Agreement with Wesley M. Weymers, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2022

10.20*	Director Deferred Compensation Agreement with David H. Koppenhaver, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 31, 2022

10.21*	Director Deferred Compensation Agreement with Timothy J. Allison, incorporated by reference to Exhibit 10.21 to Form 10-K, filed March 31, 2022

10.22*	Executive Deferred Compensation Agreement with Timothy J. Allison, incorporated by reference to Exhibit 10.22 to Form 10-K, filed March 31, 2022

10.23*	Director Deferred Compensation Agreement with Joseph Michetti, Jr., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2022

10.24*	Retirement Separation Agreement for Wesley M. Weymers, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2023

10.25

Form of Subordinated Note Purchase Agreement, dated April 8, 2022, by and between LINKBANCORP, Inc. and the several Purchasers, incorporated by reference to Exhibit 10.1 to Form 8-K filed April, 11, 2022

10.26*	LINKBANCORP, Inc. 2022 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 2, 2022

10.27*	LINKBANCORP, Inc. 2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 2, 2022

10.28*	Employment Agreement, dated as of February 22, 2023, by and among LINKBANCORP, Inc., LINKBANK and John W. Breda, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 1, 2023

10.29*

Separation and Non-Competition Agreement, dated as of April 19, 2023, by and between LINKBANCORP, Inc. and Lloyd B. Harrison, III, incorporated by reference to Exhibit 10.2 to Form 8-K filed December 1, 2023

10.30*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, effective as of December 1, 2023, incorporated by reference to Exhibit 10.3 to Form 8-K filed December 1, 2023

14.1	Code of Ethics for Senior Officers, incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2023

16.1	Letter of Hacker, Johnson & Smith PA, incorporated by reference to Exhibit 16.1 to Form 8-K filed March 31, 2022

16.2	Letter of S.R. Snodgrass P.C., incorporated by reference to Exhibit 16.2 to Form 8-K filed March 31, 2022

21.1	Subsidiaries of LINKBANCORP, Inc.

23.1	Consent of Snodgrass P.C.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
* Indicates a management or compensatory plan.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Samuel	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2024
Andrew Samuel

/s/ Kristofer Paul	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Kristofer Paul

/s/ Mona Albertine	Director	March 29, 2024
Mona Albertine

/s/ John Breda	Director	March 29, 2024
John Breda

/s/ Michael Clarke	Director	March 29, 2024
Michael Clarke

/s/ Jennifer Delaye	Director	March 29, 2024
Jennifer Delaye

/s/ David Doane	Director	March 29, 2024
David Doane

/s/ Anson Flake	Director	March 29, 2024
Anson Flake

/s/ Lloyd Harrison	Director	March 29, 2024
Lloyd Harrison

/s/ William Jones	Director	March 29, 2024
William Jones

/s/ David Koppenhaver	Director	March 29, 2024
David Koppenhaver

/s/ Kenneth Lehman	Director	March 29, 2024
Kenneth Lehman

/s/ Joseph C. Michetti, Jr.	Chairman and Director	March 29, 2024
Joseph C. Michetti, Jr.

/s/ George Parmer	Director	March 29, 2024
George Parmer

/s/ Debra Pierson	Director	March 29, 2024
Debra Pierson

/s/ Diane Poillon	Director	March 29, 2024
Diane Poillon

/s/ William Pommerening	Director	March 29, 2024
William Pommerening

/s/ George Snead	Director	March 29, 2024
George Snead

/s/ Kristen Snyder	Director	March 29, 2024
Kristen Snyder

/s/ James Tamburro	Director	March 29, 2024
James Tamburro

/s/ Steven Tressler	Director	March 29, 2024
Steven Tressler

/s/ Robert Wheatley	Director	March 29, 2024
Robert Wheatley