Form 10-Q
period 2024-03-31
LINKBANCORP, Inc.
filed 2024-05-14
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 37,356,278 shares as of May 10, 2024.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$13,552	$13,089
Interest-bearing deposits with other institutions	158,731	67,101
Cash and cash equivalents	172,283	80,190
Securities available for sale, at fair value	133,949	115,490
Securities held to maturity (Fair value of $34,269 and $34,236, respectively)	36,616	36,735
Less: Allowance for credit losses - securities	(507)	(512)
Securities held to maturity, net	36,109	36,223
Loans receivable	2,245,817	2,241,533
Less: Allowance for credit losses - loans	(23,842)	(23,767)
Net loans	2,221,975	2,217,766
Investments in restricted bank stock	4,286	3,965
Premises and equipment, net	22,233	22,279
Right-of-Use Asset – Premises	14,663	15,598
Bank-owned life insurance	49,230	48,847
Goodwill	56,968	56,968
Other intangible assets, net	24,526	25,733
Deferred tax asset	22,717	24,153
Accrued interest receivable and other assets	26,730	22,113
TOTAL ASSETS	$2,785,669	$2,669,325
LIABILITIES
Deposits:
Demand, noninterest bearing	$653,719	$655,953
Interest bearing	1,732,310	1,642,520
Total deposits	2,386,029	2,298,473
Long-term borrowings	40,000	—
Short-term borrowings	—	10,000
Note payable	584	590
Subordinated debt	61,573	61,444
Lease liabilities	15,445	16,464
Allowance for credit losses - unfunded commitments	2,089	2,189
Accrued interest payable and other liabilities	11,706	14,369
TOTAL LIABILITIES	2,517,426	2,403,529

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock (At March 31, 2024 and December 31, 2023: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At March 31, 2024 and December 31, 2023: $0.01 par value; 50,000,000 shares authorized; 37,348,151 and 37,340,700 shares issued and outstanding, respectively.)	369	369
Surplus	263,577	263,310
Retained earnings	7,724	4,843
Accumulated other comprehensive loss	(3,427)	(3,209)
Total equity attributable to parent	268,243	265,313
Noncontrolling interest in consolidated subsidiary	—	483
TOTAL SHAREHOLDERS' EQUITY	268,243	265,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,785,669	$2,669,325

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$36,125	$11,762
Investment securities and certificates of deposit:
Taxable	1,391	653
Exempt from federal income tax	361	300
Other	898	275
Total interest and dividend income	38,775	12,990
INTEREST EXPENSE
Deposits	11,847	4,517
Other borrowings	1,152	87
Subordinated debt	892	432
Total interest expense	13,891	5,036
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	24,884	7,954
Provision for credit losses	40	293
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,844	7,661
NONINTEREST INCOME
Service charges on deposit accounts	780	199
Bank-owned life insurance	383	140
Net realized losses on the sales of debt securities	—	(2,370)
Gain on sale of loans	50	—
Other	516	178
Total noninterest income	1,729	(1,853)
NONINTEREST EXPENSE
Salaries and employee benefits	11,118	4,120
Occupancy	1,578	707
Equipment and data processing	1,826	693
Professional fees	748	381
FDIC insurance	352	159
Bank shares tax	591	278
Intangible amortization	1,207	61
Merger & system conversion related expenses	56	587
Other	1,774	751
Total noninterest expense	19,250	7,737
Income (loss) before income tax expense (benefit)	7,323	(1,929)
Income tax expense (benefit)	1,597	(376)
NET INCOME (LOSS)	$5,726	$(1,553)
EARNINGS (LOSS) PER SHARE, BASIC	$0.15	$(0.10)
EARNINGS (LOSS) PER SHARE, DILUTED	$0.15	$(0.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	36,962,005	15,480,951
DILUTED	37,045,230	15,480,951

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2024	2023
(In Thousands)
Net income (loss)	$5,726	$(1,553)
Components of other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,611)	1,477
Tax effect	338	(311)
Net of tax amount	(1,273)	1,166

Unrealized gain on cash flow hedges	1,335	—
Tax effect	(280)	—
Net of tax amount	1,055	—

Total other comprehensive (loss) income	(218)	1,166
Total comprehensive income (loss)	$5,508	$(387)

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	5,726	—	5,726	—	5,726
Dividends declared ($0.075 per share)	—	—	—	(2,845)	—	(2,845)	—	(2,845)
Exercise of stock options	1,777	—	11	—	—	11	—	11
Employee stock purchase plan	5,674	—	54	—	—	54	—	54
Stock compensation amortization	—	—	202	—	—	202	—	202
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Other comprehensive loss	—	—	—	—	(218)	(218)	—	(218)
Balance, March 31, 2024	$37,348,151	$369	$263,577	$7,724	$(3,427)	$268,243	$-	$268,243

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)
Balance, January 1, 2023 as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134
Net loss	—	—	—	(1,553)	—	(1,553)
Dividends declared ($0.075 per share)	—	—	—	(1,217)	—	(1,217)
Issuance of shares of common stock, net proceeds	1,282,052	101	9,879	—	—	9,980
Exercise of stock options	—	—	42	—	—	42
Stock option expense	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	1,166	1,166
Balance, March 31, 2023	16,221,692	$250	$127,659	$18,911	$(5,239)	$141,581

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$5,726	$(1,553)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40	293
Depreciation	498	228
Amortization of intangible assets	1,207	61
Accretion of discounts, net	(3,268)	(282)
Origination of loans to be sold	(201)	—
Proceeds from loan sales	251	—
Gain on sale of loans	(50)	—
Share-based and deferred compensation	402	174
Bank-owned life insurance income	(383)	(140)
Loss on sale of debt securities, available for sale	—	2,370
Change in accrued interest receivable and other assets	(2,046)	(83)
Change in accrued interest payable and other liabilities	(2,863)	(1,662)
Other, net	(84)	—
Net cash used in operating activities	(771)	(594)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	1,847
Proceeds from calls and maturities	295	-
Proceeds from principal repayments	2,357	1,808
Purchases	(22,622)	(9,756)
Investment securities held to maturity:
Proceeds from principal repayments	133	613
Purchases	-	(11,289)
Proceeds from redemptions of certificates of deposit with other banks	-	4,878
Purchase of restricted investment in bank stocks	(6,440)	(2,264)
Redemption of restricted investment in bank stocks	6,119	1,507
Decrease (increase) in loans, net	213	(16,827)
Purchase of bank-owned life insurance	-	(5,000)
Cash paid to buy-out minority interest	(483)	-
Purchase of premises and equipment	(452)	-
Net cash used in investing activities	(20,880)	(34,483)

FINANCING ACTIVITIES
Increase in deposits, net	86,524	37,726
Change in short-term borrowings, net	(10,000)	10,312
Proceeds from long-term borrowings	40,000	—
Issuance of shares from exercise of stock options	11	—
Dividends paid	(2,845)	(1,217)
Net proceeds from issuance of common stock	54	9,980
Net cash provided by financing activities	113,744	56,801
Increase in cash and cash equivalents	92,093	21,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,190	30,011
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,283	$51,735

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$12,844	$4,773
Income taxes	$—	$—

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

On December 10, 2020, the Company and its wholly owned subsidiary, LINKBANK, and GNB Financial Services, Inc. (“GNBF”), and its wholly owned subsidiary, The Gratz Bank (the "Bank”) entered into an Agreement and Plan of Merger pursuant to which GNBF merged with and into the Company, with the Company as the surviving corporation. LINKBANK merged with and into The Gratz Bank, with The Gratz Bank as the surviving institution (collectively, the "Gratz Merger"). The Gratz Merger was consummated effective September 18, 2021. In markets other than the pre-merger Gratz Bank areas, the Bank operated as "LINKBANK, a division of The Gratz Bank." Effective November 4, 2022, the Bank legally changed its name and began to operate under one brand under the name LINKBANK.

On November 30, 2023, the Company completed its merger with Partners Bancorp ("Partners"), and its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, pursuant to which Partners merged with and into the Company with the Company as the surviving corporation (the "Partners Merger"). The Bank of Delmarva and Virginia Partners Bank merged with and into LINKBANK with LINKBANK as the surviving bank. In connection with the announcement of the Partners Merger in the first quarter of 2023, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

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

Initial Public Offering

In September 2022, the Company completed its initial public offering whereby it issued and sold 5,101,205 shares of common stock at a public offering price of $7.50 per share. The Company received net proceeds of $34,659 after deducting underwriting discounts and commissions of $2,487 and other offering expenses of $1,114. The Company's common stock trades on the Nasdaq Capital Market under the symbol "LNKB."

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2024 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, accounting for business combinations, and the valuation of deferred tax assets.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Pursuant to the Partners Merger Agreement, Partners merged with and into LINKBANCORP with LINKBANCORP as the surviving corporation. Additionally, the Bank of Delmarva and Virginia Partners Bank each merged with and into LINKBANK, with LINKBANK as the surviving bank.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Total Consideration in the Merger		$135,779

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$34,586
Federal Funds Sold	7,159
Securities available for sale	123,440
Loans, net of ACL	1,240,334
Premises and equipment	15,504
Right-of-use asset	6,042
Core deposit intangibles	25,344
Deferred taxes	14,466
Investments in restricted bank stock	6,763
Accrued interest receivable and other assets	29,884
Total Assets Acquired	1,503,522

Calculated Fair Value of Liabilities Assumed
Deposits	1,299,867
Long term borrowings	55,292
Subordinated debt	21,078
Operating lease liabilities	6,908
Other liabilities	5,724
Total Liabilities Assumed	1,388,869
Net Assets Acquired		114,653
Goodwill From the Merger		$21,126

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of Partners and LINKBANCORP as if the Partners Merger occurred as of January 1, 2022 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. Merger related expenses incurred by the Company during the year ended December 31, 2023 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Partners merged with LINKBANCORP, Inc. at the beginning of 2023. The pro forma amounts for the three months ended March 31, 2023 do not reflect the anticipated cost savings that had not yet been realized.

Three Months Ended March 31,
(Dollars in thousands)	2023
Net interest income	$25,902
Non-interest income	(600)
Net income (loss)	4,695
Basic earnings (loss) per common share	$0.13
Diluted earnings (loss) per common share	$0.13

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	March 31, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,743	$106	$—	$—	$12,849
US Government Treasury securities	4,942	2	—	—	4,944
Obligations of state and political subdivisions	49,231	55	(3,319)	—	45,967
Mortgage-backed securities in government-sponsored entities	71,276	173	(3,489)	—	67,960
Other securities	2,250	—	(21)	—	2,229
	$140,442	$336	$(6,829)	$—	$133,949

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,455)	$13,545	$(507)
Structured mortgage-backed securities	21,616	—	(892)	20,724	—
	$36,616	$—	$(2,347)	$34,269	$(507)

	December 31, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,711	$279	$(5)	$—	$12,985
US Government Treasury securities	4,925	17	—	—	4,942
Obligations of state and political subdivisions	49,640	420	(3,015)	—	47,045
Mortgage-backed securities in government-sponsored entities	50,795	515	(3,129)	—	48,181
Other securities	2,301	49	(13)	—	2,337
	$120,372	$1,280	$(6,162)	$—	$115,490

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,592)	$13,408	$(512)
Structured mortgage-backed securities	21,735	—	(907)	20,828	—
	$36,735	$—	$(2,499)	$34,236	$(512)

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	March 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency securities	$-	$-	$-	$-	$-	$-
US Government Treasury securities	—	—	—	—	—	—
Obligations of state and political subdivisions	13,306	(325)	28,394	(2,994)	41,700	(3,319)
Mortgage-backed securities in government-sponsored entities	24,632	(197)	31,369	(3,292)	56,001	(3,489)
Other securities	1,672	(9)	557	(12)	2,229	(21)
	$39,610	$(531)	$60,320	$(6,298)	$99,930	$(6,829)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,995	$(5)	$—	$—	$1,995	$(5)
Obligations of state and political subdivisions	4,836	(247)	27,736	(2,768)	32,572	(3,015)
Mortgage-backed securities in government-sponsored entities	4,703	(136)	31,249	(2,993)	35,952	(3,129)
Other securities	—	—	601	(13)	601	(13)
	$11,534	$(388)	$59,586	$(5,774)	$71,120	$(6,162)

No allowance for credit losses on available for sale debt securities was needed at March 31, 2024 or December 31, 2023. The Company reviews its position quarterly and believes that as of March 31, 2024 and December 31, 2023, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 190 and 164 available for sale debt securities with unrealized losses at March 31, 2024 and December 31, 2023, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $726 thousand at March 31, 2024 and is excluded from the estimate of credit losses.

There were 12 held to maturity debt securities with unrealized losses at March 31, 2024 and December 31, 2023, respectively.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following table presents the activity in the allowance for credit losses for corporate debentures held to maturity for the three months ended March 31, 2024 and 2023.

March 31,
(in Thousands)	2024
Balance, December 31, 2023	$512
Credit to allowance for credit losses	(5)
Balance, March 31, 2024	$507

March 31,
(in Thousands)	2023
Balance, December 31, 2022	$-
Impact of adopting ASC 326	601
Securities charged-off	(68)
Balance, March 31, 2023	533

Accrued interest receivable on held-to-maturity debt securities totaled $187 at March 31, 2024 which is excluded from the estimate of credit losses.

As of March 31, 2024, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7,846	$7,846	$3,000	$2,956
Due after one year through five years	13,106	12,883	3,000	2,890
Due after five years through ten years	19,421	18,641	9,000	7,698
Due after ten years	27,112	24,947	—	—
Mortgage-backed securities and Collateralized mortgage obligations	71,276	67,960	21,616	20,725
Other securities	1,681	1,672	—	—
	$140,442	$133,949	$36,616	$34,269

The following table summarizes sales of debt securities for the three months ended March 31, 2023. There were no sales of debt securities for the three months ended March 31, 2024.

(In Thousands)	For the Three Months Ended March 31,
2023
Proceeds	$1,847
Gross gains	—
Gross losses	2,370
Net losses	$(2,370)

The tax benefit (provision) related to these realized gains and losses was $498 for the three months ended March 31, 2023.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company had pledged debt securities with a carrying value of $62,455 and $65,935 to secure public deposits and certain borrowing capacity as of March 31, 2024 and December 31, 2023, respectively.

4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	March 31, 2024	December 31, 2023
Agriculture and farmland loans	$67,359	$65,861
Construction loans	194,391	178,483
Commercial & industrial loans	218,724	238,343
Commercial real estate loans
Multifamily	190,146	180,788
Owner occupied	489,467	501,732
Non-owner occupied	589,731	580,972
Residential real estate loans
First liens	403,300	402,433
Second liens and lines of credit	71,060	70,747
Consumer and other loans	16,810	16,756
Municipal loans	4,473	5,244
	2,245,461	2,241,359
Deferred costs	356	174
Allowance for credit losses	(23,842)	(23,767)
Total	$2,221,975	$2,217,766

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, Delaware, and southern New Jersey. A significant portion of the loan portfolio is secured by real estate.

At March 31, 2024 and December 31, 2023 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $407 and $264, respectively.
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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at March 31, 2024 and December 31, 2023.

Accrued interest receivable on loans totaled $9.1 million at March 31, 2024 and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three months ended March 31, 2024 and 2023.

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended March 31, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$12
Construction	959	—	1	563	1,523
Commercial & industrial	2,940	(6)	2	26	2,962
Commercial real estate
Multifamily	1,483	—	—	109	1,592
Owner occupied	6,572	(6)	—	(828)	5,738
Non-owner occupied	5,773	(54)	—	380	6,099
Residential real estate
First liens	4,778	—	8	(111)	4,675
Second liens and lines of credit	1,072	—	6	(7)	1,071
Municipal	79	—	—	(11)	68
Consumer	99	(22)	1	24	102
Total	$23,767	$(88)	$18	$145	$23,842

	Beginning balance, prior to adoption of ASC 326	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended March 31, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$119	$208
Construction	274	513	—	—	26	813
Commercial & industrial	583	283	—	—	64	930
Commercial real estate
Multifamily	480	340	—	—	(90)	730
Owner occupied	635	760	—	—	198	1,593
Non-owner occupied	1,116	3,195	—	—	4	4,315
Residential real estate
First liens	1,029	635	—	1	(157)	1,508
Second liens and lines of credit	218	140	—	1	43	402
Municipal	12	(2)	—	—	(3)	7
Consumer	40	(19)	—	—	(1)	20
Total	$4,666	$5,655	$—	$2	$203	$10,526

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents the amortized cost basis of nonaccrual loans and loans past due 90 days or greater and still accruing by segments of the loan portfolio:

	As of March 31, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	—	—	—	91
Commercial & industrial	6	—	6	80
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	2,631	—	2,631	—
Non-owner occupied	352	—	352	—
Residential real estate
First liens	2,620	—	2,620	605
Second liens and lines of credit	289	—	289	—
Municipal	—	—	—	—
Consumer	—	—	—	—
Total	$5,898	$—	$5,898	$776

	As of December 31, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	191	—	191	—
Commercial & industrial	53	8	61	58
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	2,465	83	2,548	6
Non-owner occupied	948	281	1,229	—
Residential real estate
First liens	2,346	361	2,707	149
Second liens and lines of credit	294	—	294	—
Municipal	—	—	—	—
Consumer	7	—	7	—
Total	$6,304	$733	$7,037	$213

The Company recognized $28 and $14 of interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023, respectively.

The following tables present, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of March 31, 2024 and December 31, 2023.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	—	—	—	—
Commercial & industrial loans	—	6	—	6
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	2,631	—	—	2,631
Non-owner occupied	352	—	—	352
Residential real estate loans
First liens	2,620	—	—	2,620
Second liens and lines of credit	289	—	—	289
Municipal	—	—	—	—
Consumer	—	—	—	—
	$5,892	$6	$-	$5,898

	December 31, 2023
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	191	—	—	191
Commercial & industrial loans	—	61	—	61
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	2,548	—	—	2,548
Non-owner occupied	1,229	—	—	1,229
Residential real estate loans
First liens	2,707	—	—	2,707
Second liens and lines of credit	294	—	—	294
Municipal	—	—	—	—
Consumer	—	—	7	7
	$6,969	$61	$7	$7,037

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past due loans at March 31, 2024 and December 31, 2023.

	March 31, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$—	$—	$—	$—	$67,359	$67,359
Construction	1,300	2,427	91	3,818	190,573	194,391
Commercial & industrial	245	—	86	331	218,393	218,724
Commercial real estate
Multifamily	—	—	—	—	190,146	190,146
Owner occupied	625	3,388	2,631	6,644	482,823	489,467
Non-owner occupied	—	3,920	352	4,272	585,459	589,731
Residential real estate
First liens	1,629	1,190	1,376	4,195	399,105	403,300
Second liens and lines of credit	315	223	97	635	70,425	71,060
Municipal	—	—	—	—	16,810	16,810
Consumer	31	2	—	33	4,440	4,473
Total	$4,145	$11,150	$4,633	$19,928	$2,225,533	$2,245,461

	December 31, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$14	$—	$—	$14	$65,847	$65,861
Construction	10	—	191	201	178,282	178,483
Commercial & industrial	46	1	118	165	238,178	238,343
Commercial real estate
Multifamily	—	—	—	—	180,788	180,788
Owner occupied	156	2,802	137	3,095	498,637	501,732
Non-owner occupied	—	86	1,239	1,325	579,647	580,972
Residential real estate
First liens	719	419	872	2,010	400,423	402,433
Second liens and lines of credit	279	128	97	504	70,243	70,747
Municipal	—	—	—	—	16,756	16,756
Consumer	15	15	7	37	5,207	5,244
Total	$1,239	$3,451	$2,661	$7,351	$2,234,008	$2,241,359

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2024 and December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of March 31, 2024.

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$6,690	$1,428	$14,236	$9,414	$5,063	$21,213	$4,266	$29	$62,339
Special mention	—	12	—	70	—	1,962	287	—	2,331
Substandard or lower	—	—	—	13	113	2,549	14	—	2,689
Total Agriculture and farmland	$6,690	$1,440	$14,236	$9,497	$5,176	$25,724	$4,567	$29	$67,359
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	10,038	73,036	51,785	31,831	3,029	12,106	11,662	600	194,087
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	213	—	—	—	—	—	91	304
Total Construction	10,038	73,249	51,785	31,831	3,029	12,106	11,662	691	194,391
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	3,333	26,451	30,931	24,297	13,660	12,368	99,921	125	211,086
Special mention	—	—	108	—	—	177	5,946	—	6,231
Substandard or lower	—	—	—	116	—	395	896	—	1,407
Total Commercial & industrial	3,333	26,451	31,039	24,413	13,660	12,940	106,763	125	218,724
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	6	—	—	6
Commercial real estate - Multifamily
Pass	3,153	15,343	86,392	51,492	18,431	13,178	299	—	188,288
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,858	—	—	1,858
Total Commercial real estate - Multifamily	3,153	15,343	86,392	51,492	18,431	15,036	299	—	190,146
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	3,329	62,493	124,354	95,588	51,074	127,528	9,108	—	473,474
Special mention	—	—	373	3,083	—	6,303	440	—	10,199
Substandard or lower	—	—	—	—	625	5,062	33	74	5,794
Total Commercial real estate - Owner occupied	3,329	62,493	124,727	98,671	51,699	138,893	9,581	74	489,467
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	6	—	—	6
Commercial real estate - Non-owner occupied
Pass	14,329	58,137	173,631	125,445	55,987	154,617	7,193	—	589,339
Special mention	—	—	—	41	—	—	—	—	41
Substandard or lower	—	—	—	—	—	277	—	74	351
Total Commercial real estate - Non-owner occupied	14,329	58,137	173,631	125,486	55,987	154,894	7,193	74	589,731
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	54	—	—	54
Municipal
Pass	48	449	—	388	924	2,573	91	—	4,473
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	48	449	—	388	924	2,573	91	—	4,473
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$40,920	$237,337	$481,329	$338,455	$148,168	$343,583	$132,540	$754	$1,723,086
Special mention	—	12	481	3,194	—	8,442	6,673	—	18,802
Substandard or lower	—	213	—	129	738	10,141	943	239	12,403
Total	$40,920	$237,562	$481,810	$341,778	$148,906	$362,166	$140,156	$993	$1,754,291

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$4,933	$45,346	$101,937	$93,931	$45,271	$98,637	$10,020	$—	$400,075
Nonperforming	—	—	—	29	99	3,097	—	—	3,225
Total Residential real estate - First liens	$4,933	$45,346	$101,937	$93,960	$45,370	$101,734	$10,020	$—	$403,300
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,547	1,192	1,782	370	165	2,399	63,165	151	70,771
Nonperforming	—	—	—	—	—	140	149	—	289
Total Residential real estate - Second liens and lines of credit	1,547	1,192	1,782	370	165	2,539	63,314	151	71,060
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	281	4,897	434	179	118	81	10,820	—	16,810
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer and other	281	4,897	434	179	118	81	10,820	—	16,810
Consumer and other
Current period gross charge-offs	—	1	2	5	—	14	—	—	22
Total
Performing	$6,761	$51,435	$104,153	$94,480	$45,554	$101,117	$84,005	$151	$487,656
Nonperforming	—	—	—	29	99	3,237	149	—	3,514
Total	$6,761	$51,435	$104,153	$94,509	$45,653	$104,354	$84,154	$151	$491,170

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

Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. The Company may also provide multiple types of modifications on an individual loan. For the three months ended March 31, 2024 and 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
DEPOSITS

Deposit accounts are summarized as follows:

	March 31, 2024		December 31, 2023
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$653,719	27.40%	$655,953	28.54%
Demand, interest-bearing	447,412	18.74	438,765	19.09
Money market and savings	591,982	24.81	577,448	25.12
Time deposits, $250 and over	147,898	6.20	134,324	5.84
Time deposits, other	398,365	16.70	372,572	16.21
Brokered time deposits	146,653	6.15	119,411	5.20
	$2,386,029	100.0%	$2,298,473	100.0%

The brokered deposits outstanding at March 31, 2024 mature within the second and third quarters of 2024.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

7.
BORROWINGS

Borrowings and subordinated debt were as follows:

(in Thousands)	March 31, 2024	December 31, 2023
Long-term borrowings	$40,000	$-
Short-term borrowings	—	10,000
Note payable	584	590
Subordinated debt	61,573	61,444
Total	$102,157	$72,034

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

The Notes, which mature on April 15, 2032, bear interest at a fixed annual rate of 4.50% for the period up to but excluding April 15, 2027 (the “Fixed Interest Rate Period”). From April 15, 2027 until maturity or redemption (the “Floating Interest Rate Period”), the interest rate will adjust to a floating rate equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate ("SOFR"), plus 203 basis points. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period. The Notes constitute unsecured and subordinated obligations of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Company cannot redeem the Notes before the fifth anniversary of the issuance date.

The Notes are intended to qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board. The Agreements and Notes contain customary subordination provisions, representations and warranties, covenants, and events of default.

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $20.3 million. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term SOFR plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $21.4 million with one tranche having a face value of $4.5 million and the other with face value of $18.1 million. The first tranche that has a face value of $4.5 million bears interest at a fixed rate of 6.875%. These notes mature in April 2028.

The second tranche that has a face value of $18.1 million bears interest at a fixed rate of 6.0% which began on June 25, 2022 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Note Payable - Partners Merger

As part of the Partners Merger, the Company assumed a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $584 as of March 31, 2024. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Borrowings - FHLB

The Company had $40,000 and $0 in long-term FHLB Advances outstanding as of March 31, 2024 and December 31, 2023, respectively. The Advance has a fixed rate of 4.827% and will mature on February 20, 2026.

The Company had $0 and $10,000 in short-term FHLB Advances outstanding as of March 31, 2024 and December 31, 2023, respectively.

Available Lines of Credit

The Company and Bank have available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77 million at March 31, 2024. There were no borrowings under these lines of credit at March 31, 2024 and December 31, 2023.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At March 31, 2024		At December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$172,283	$172,283	$80,190	$80,190
Securities held to maturity (Level 2)	36,616	34,269	36,735	34,236
Loans (Level 3)	2,245,817	2,210,789	2,241,533	2,159,967
Accrued interest receivable (Level 1)	10,200	10,200	9,831	9,831
Restricted investments in bank stock (Level 1)	4,286	4,286	3,965	3,965
Cash surrender value of life insurance (Level 1)	49,230	49,230	48,847	48,847
Financial liabilities:
Non-maturity deposits (Level 1)	1,693,113	1,693,113	1,672,166	1,672,166
Time Deposits (Level 3)	692,916	688,251	626,307	621,496
Long-term borrowings (Level 3)	40,000	40,000	—	—
Short-term borrowings (Level 1)	—	—	10,000	10,000
Note payable (Level 3)	584	584	590	590
Subordinated Notes (Level 3)	61,573	57,819	61,444	57,303
Accrued interest payable (Level 1)	2,513	2,513	1,466	1,466

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$12,849	$—	$12,849
US Government Treasury securities	—	4,944	—	4,944
Obligations of state and political subdivisions	—	45,967	—	45,967
Mortgage backed securities in government-sponsored entities	—	67,960	—	67,960
Other securities	—	2,229	—	2,229
Total	$—	$133,949	$—	$133,949

Derivative	$—	$—	$2,051	$2,051

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$12,985	$—	$12,985
US Government Treasury Securities	—	4,942	—	4,942
Obligations of state and political subdivisions	—	47,045	—	47,045
Mortgage backed securities in government-sponsored entities	—	48,181	—	48,181
Other securities	—	2,337	—	2,337
Total	$—	$115,490	$—	$115,490

Derivative	$—	$—	$716	$716

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2024 and December 31, 2023 are presented in the table below.

	March 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$11,870	$11,870

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$13,223	$13,223

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	March 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$11,870	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$13,223	Appraisal of collateral	(1)	Liquidation expenses	10%

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

On May 26, 2022, the Company's shareholders approved the LINKBANCORP, Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The 2022 Plan authorizes the issuance or delivery to participants of up to 475,000 shares of the Company's common stock pursuant to grants of restricted stock, restricted stock units, stock options, and non-qualified stock options. The 2022 Plan is administered by the Committee. At least 95% of the awards under the 2022 Plan will vest no earlier than one year after the grant date.

The table below provides details of the Company's stock options at March 31, 2024.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2023	570,693	$9.37	6.1	$155
Granted	—	—	—	—
Expired/terminated	(32,825)	7.13	—
Exercised	(1,777)	5.07	—
Outstanding, March 31, 2024	536,091	$9.53	6.3	$27
Exercisable at period end	321,191	$9.80	5.3	$27

The exercise prices for options outstanding as of March 31, 2024 ranged from $5.45 to $12.98.

The table below provides details of the Company's restricted shares ("RSAs") activity at March 31, 2024.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2023	384,724	$6.30
Granted	—	—
Expired/terminated	—
Outstanding, March 31, 2024	384,724	$6.30

The Company recognized stock-based compensation expense related to RSAs of $172 and $0 for the three months ended March 31, 2024 and 2023, respectively. The Company recognized stock-based compensation expense related to stock options of $30 and $29 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the total unrecognized

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

stock-based compensation costs totaled $2,133 and $274 for RSAs and stock options, respectively. These expenses will be recognized ratably as expense through December 31, 2028.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of March 31, 2024, the Bank has met all capital adequacy requirements to which it is subject.

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

The following table presents actual and required capital ratios as of March 31, 2024 and December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2024		December 31, 2023
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$260,275	11.04%	$251,042	10.62%
For capital adequacy purposes	188,613	8.00	188,807	8.00
To be well capitalized	235,766	10.00	236,009	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$241,537	10.24%	$234,533	9.92%
For capital adequacy purposes	141,459	6.00	141,605	6.00
To be well capitalized	188,613	8.00	188,807	8.00
Common equity
(to risk-weighted assets)
Actual	$241,537	10.24%	$234,533	9.92%
For capital adequacy purposes	106,095	4.50	106,204	4.50
To be well capitalized	153,248	6.50	153,406	6.50
Tier 1 capital
(to average assets)
Actual	$241,537	9.23%	$234,533	14.10%
For capital adequacy purposes	104,681	4.00	66,526	4.00
To be well capitalized	130,851	5.00	83,158	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of March 31, 2024 and December 31, 2023, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2024 and December 31, 2023, the Company has an allowance for credit losses for off-balance sheet instruments of $2,089 and $2,189 respectively, included within the liabilities section of the balance sheet. The corresponding credit to provision for credit losses for the three months ended March 31, 2024 was $100. The provision for credit losses for the three months ended March 31, 2023 was $90.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

At March 31, 2024 and December 31, 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	March 31, 2024	December 31, 2023
Unfunded commitments under lines of credit:
Home equity loans	$117,121	$116,964
Commercial real estate, construction, and land development	159,413	186,966
Commercial and industrial	322,708	306,024
Total	$599,242	$609,954

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

12.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended March 31,
(In Thousands, except share and per share data)	2024	2023
Net income (loss)	$5,726	$(1,553)
Basic weighted average common shares outstanding	36,962,005	15,480,951
Net effect of dilutive stock options and warrants	6,700	—
Net effect of dilutive restricted stock awards	76,525	—
Diluted weighted average common shares outstanding	37,045,230	15,480,951
Net income (loss) per common share:
Basic	$0.15	$(0.10)
Diluted	$0.15	$(0.10)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended March 31,
	2024	2023
Stock Options	24,691	—
Warrants	—	—
Restricted Stock Awards	384,724	—
Total dilutive securities	409,415	—

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
	2024	2023
Stock Options	511,400	214,700
Warrants	1,537,484	1,537,484
Restricted Stock Awards	—	—
Total anti-dilutive securities	2,048,884	1,752,184

13. DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2024, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amount reclassified to interest expense was $386 thousand for the three months ended March 31, 2024. Over the next 12 months, the Company estimates that an additional $1.2 million will be reclassified as a reduction to interest expense.

The Company recorded $2,051 and $716 within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at March 31, 2024 and December 31, 2023, respectively.

14. SUBSEQUENT EVENT

On May 9, 2024, the Bank entered into a purchase and assumption agreement (the “Agreement”) with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU will purchase certain assets and assume certain liabilities (the “Transaction”) of the New Jersey operations of the Bank, including all three branch locations (including two branch leases).

Under the Agreement, AHFCU will acquire approximately $123.0 million in loans, three branch locations (along with associated personal property and fixtures) and will assume approximately $105.0 million in deposits. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch.

LINKBANK and AHFCU made customary representations, warranties, and covenants in the Agreement. LINKBANK and AHFCU also agreed to indemnify each other (subject to customary limitations) with respect to the Transaction.

The Transaction is expected to close in the second half of 2024 and is subject to receipt of regulatory approvals and certain other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Partners Merger
•
Financial Highlights
•
Comparison of Financial Condition at March 31, 2024 and December 31, 2023
•
Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023.
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
•
our ability to successfully integrate into our operations Partner’s assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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
•
political instability or civil unrest;
•
risks and uncertainties related to a pandemic and resulting governmental and societal response and its effects on our business and operations;
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

Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York Counties. In 2023 as a result of the completion of the Partners Merger, we entered the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania county in Virginia, and the cities of Fredericksburg and Reston, Virginia. Our operations and lending are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

Partners Merger

On November 30, 2023, LINKBANCORP completed its merger with Partners Bancorp ("Partners"), and its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, pursuant to which Partners merged with and into the Company with the Company as the surviving corporation (the "Partners Merger"). The Bank of Delmarva and Virginia Partners Bank merged with and into LINKBANK with LINKBANK as the surviving bank. In connection with the announcement of the Partners Merger in the first quarter of 2023, LINKBANCORP completed a private placement of $10.0 million with certain directors of LINKBANCORP as well as other accredited investors.

Financial Highlights

The following is a summary of the financial highlights as of and for the three months ended March 31, 2024:

•
Quarterly Net Income and Net Income Per Share - Net income was $5.7 million for the three months ended March 31, 2024, a $7.3 million increase from the same period in 2023 and an $18.7 million increase from the three months ended December 31, 2023 ("Linked Quarter"). Diluted net income (loss) per share was $0.15 for the three months ended March 31, 2024, compared to ($0.10) per diluted share for the comparable period in 2023.
•
Net Interest Income - Net interest income before provision for credit losses increased $16.9 million or 213% for the three months ended March 31, 2024 compared to the same period in 2023. Net interest margin for the first quarter of 2024 totaled 4.03%, representing a 108 basis points increase over the same period in 2023. Compared to the Linked Quarter, net interest income before provision for credit losses increased $10.6 million and net interest margin increased 48 basis points.
•
Deposit Growth - Total deposits grew by $87.6 million during the first quarter of 2024 to $2.39 billion at March 31, 2024, equating to an annualized growth rate of approximately 15.32%.

See the sections below for a complete analysis of the results of operations for the three months ended March 31, 2024.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets at March 31, 2024, were $2.79 billion, an increase of $116.34 million, or 4.31%, from $2.67 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $92.1 million, from $80.2 million at December 31, 2023 to $172.3 million at March 31, 2024, and an increase in securities available-for-sale from $115.5 million at December 31, 2023 to $133.95 million at March 31, 2024.

Cash and cash equivalents increased $92.1 million, or 114.84%, from $80.2 million at December 31, 2023 to $172.3 million at March 31, 2024. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $86.5 million;
•
Proceeds from long-term borrowings of $40.0 million; and
•
Net cash from investment securities (calls, maturities, and principal repayments) of $2.8 million.

Primary Cash Outflows

•
Purchase of investment securities available for sale of $22.6 million;
•
Net repayments of short-term borrowings of $10.0 million; and
•
Dividends paid of $2.8 million.

Securities available-for-sale increased by $18.5 million, with a balance of $133.95 million at March 31, 2024 and $115.5 million as of December 31, 2023. The increase was due to purchases of investment securities of $22.6 million, partially offset by calls/repayments totaling $2.7 million, and a decrease in the fair value of our securities of $1.6 million as a result of changes in market conditions. Securities held to maturity decreased $119 thousand, or 0.3% to $36.6 million at March 31, 2024 from $36.7 million at December 31, 2023. This decrease was primarily the result of principal repayments of $133 thousand.

Net loans receivable increased during the three months ended March 31, 2024 as shown in the table below:

(dollars in thousands)	March 31, 2024	December 31, 2023	Change	%
Agriculture loans	$67,359	$65,861	$1,498	2.27%
Construction loans	194,391	178,483	15,908	8.91
Commercial loans	218,724	238,343	(19,619)	(8.23)
Commercial real estate loans
Multifamily	190,146	180,788	9,358	5.18
Owner occupied	489,467	501,732	(12,265)	(2.44)
Non-owner occupied	589,731	580,972	8,759	1.51
Residential real estate loans
First liens	403,300	402,433	867	0.22
Second liens and lines of credit	71,060	70,747	313	0.44
Consumer and other loans	16,810	16,756	54	0.32
Municipal loans	4,473	5,244	(771)	(14.70)
Total Loans	2,245,461	2,241,359	4,102	0.18
Deferred costs	356	174	182	104.60
Allowance for credit losses	(23,842)	(23,767)	(75)	0.32
Total	$2,221,975	$2,217,766	4,209	0.19%

Commercial real estate loans increased $5.9 million during the first three months of 2024. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $21.1 million partially offset by net loan repayment activity. Construction loans increased $15.9 million during the first three months of 2024 primarily due to draws on existing loans with new loan originations for the year to date adding $10.0 million to the balance. Commercial loans decreased $19.6 million from December 31, 2023, resulting from net loan repayments on existing loans exceeding $6.1 million in balances on newly originated loans.

The allowance for credit losses related to loans increased $75 thousand from $23.77 million at December 31, 2023 to $23.84 million at March 31, 2024. The primary driver of the increased allowance for credit losses related to loans was a provision for loan losses of $145 thousand for the three months ended March 31, 2024. The overall provision for credit losses for the three months ended March 31, 2024 was reduced by reversals of provisions for losses on unfunded commitments and securities. Refer to Note 5 within the Consolidated Financial Statements for further information.

Asset quality remained strong at March 31, 2024 with non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $6.7 million or 0.30% of total gross loans. This was compared to $7.3 million of non-performing loans at December 31, 2023, which equated to 0.32% of total gross loans. Additionally, our allowance for credit losses for loans totaled $23.8 million at March 31, 2024 and represented 1.06% to our total gross loans, consistent with $23.8 million or 1.06% of our total gross loans at December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had no other real estate owned.

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

At March 31, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 374.3% of total risk based capital compared to 374.5% at December 31, 2023. Construction, land and land development loans represented 74.7% of total risk based capital at March 31, 2024 compared to 71.1% at December 31, 2023. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, and loan-to-value ratios. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At March 31, 2024 and December 31, 2023, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Deposits grew by $87.6 million, or 3.8%, to $2.4 billion at March 31, 2024 from $2.3 billion at December 31, 2023. Changes in the deposit types are presented in the table below:

(in thousands)	March 31, 2024	December 31, 2023	Change	%
Demand, noninterest-bearing	$653,719	$655,953	$(2,234)	(0.3)%
Demand, interest-bearing	447,412	438,765	8,647	2.0
Money market and savings	591,982	577,448	14,534	2.5
Time deposits, $250,000 and over	147,898	134,324	13,574	10.1
Time deposits, other	398,365	372,572	25,793	6.9
Brokered deposits	146,653	119,411	27,242	22.8
Total deposits	$2,386,029	$2,298,473	$87,556	3.8%

The increase of $6.4 million in demand deposits during the first three months of 2024 was the result of new accounts opened during the first quarter of 2024, primarily interest-bearing, partially offset by net decreases in existing account balances, with new accounts contributing approximately $25.1 million in balance at March 31, 2024. New accounts opened during the first quarter of 2024 also explained the growth in money market and savings accounts, contributing $36.7 million to the overall balance growth of $14.5 million.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $731.8 million, or 30.67% of total deposits and $713.4 million, or 31.04% of total deposits at March 31, 2024 and December 31, 2023, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of March 31, 2024 and December 31, 2023, the total uninsured deposits includes $44.1 million and $41.2 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At March 31, 2024 and December 31, 2023, long-term borrowings consisted of $40.0 million and $0, respectively, in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its overnight borrowings with a lower cost, $40.0 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

At March 31, 2024 and December 31, 2023, short term FHLB advances were $0 and $10.0 million, respectively.

During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of March 31, 2024 contains $75 million of one-month maturity brokered deposits that matured in April 2024. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or October 1, 2025. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.4 million and $40.5 million at March 31, 2024 and December 31, 2023, respectively.

Subordinated notes with carrying value of $21.4 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year for 18 additional months.

Total shareholders’ equity increased by $2.4 million, or 0.92%, to $268.2 million at March 31, 2024 from $265.8 million at December 31, 2023. The increase was primarily attributable to net income of $5.7 million for the first three months of 2024. This increase was offset by dividends of $2.8 million for the three months ended March 31, 2024 and a dissolution of a minority interest of $483 thousand.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

General: Net income was $5.7 million for the three months ended March 31, 2024, or $0.15 per diluted share, an increase of $7.3 million compared to a net loss of $1.6 million, or ($0.10) per diluted share, for the three months ended March 31, 2023.

The increase in net income for the three months ended March 31, 2024, as compared to the same prior year period was primarily the result of an increase in interest and dividend income of $25.8 million and an increase in non-interest income of $3.6 million. Offsetting the increase in net income was an increase in non-interest expense of $11.5 million for the three months ended March 31, 2024 as compared to the same prior year period primarily as a result of the increase in salaries and employee benefits of $7.0 million due to the Partners Merger.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the three months ended March 31, 2024 to the same period in 2023. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 4.75% - 5.00% as of March 31, 2023 and a range of 5.25% - 5.50% as of March 31, 2024. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions to contract when comparing the first quarter of 2024 to the first quarter of 2023 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. While this trend is generally accurate across the broader banking sector, our results for the first quarter of 2024 have been positively impacted by the Partners Merger by adding increased yield on interest earning assets which outpaced the rise in funding costs when compared to the comparative period in 2023. As shown in the upcoming table and subsequent discussion, the average yield on interest earning assets increased 145 basis points when comparing the first quarter 2024 to the first quarter 2023, while our average cost of funds increased 34 basis points over that same period, resulting in an increase to net interest margin of 108 basis points.

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

	For the Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$82,420	$898	4.38%	$36,470	$275	3.06%
Securities
Taxable (1)	114,896	1,391	4.87%	81,899	653	3.23%
Tax-Exempt	42,984	457	4.28%	38,368	377	3.98%
Total Securities	157,880	1,848	4.71%	120,267	1,030	3.47%
Total Cash Equiv. and Investments	240,300	2,746	4.60%	156,737	1,305	3.38%
Total Loans (3)	2,240,714	36,125	6.48%	936,510	11,762	5.09%
Total Interest-Earning Assets	2,481,014	38,871	6.30%	1,093,247	13,067	4.85%
Other Assets	210,826			90,938
Total Assets	$2,691,840			$1,184,185
Interest bearing demand	$424,781	$1,942	1.84%	$251,103	$1,188	1.92%
Money market demand	587,455	3,174	2.17%	245,563	1,350	2.23%
Time deposits	608,192	6,731	4.45%	290,605	1,979	2.76%
Total Borrowings (4)	140,621	2,044	5.85%	49,246	519	4.27%
Total Interest-Bearing Liabilities	1,761,049	13,891	3.17%	836,517	5,036	2.44%
Non Int Bearing Deposits	632,637			192,135
Total Cost of Funds	$2,393,686	$13,891	2.33%	$1,028,652	$5,036	1.99%
Other Liabilities	31,359			17,508
Total Liabilities	$2,425,045			$1,046,160
Shareholders' Equity	$266,795			$138,025
Total Liabilities & Shareholders' Equity	$2,691,840			$1,184,185
Net Interest Income/Spread (FTE)		24,980	3.13%		8,031	2.41%
Tax-Equivalent Basis Adjustment		(96)			(77)
Net Interest Income		$24,884			$7,954
Net Interest Margin			4.03%			2.95%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $386 thousand during the three months ended March 31, 2024.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31, 2024 vs. 2023 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$270	$353	$623
Securities
Taxable	473	265	738
Tax-Exempt	32	48	80
Total Securities	505	313	818
Total Loans	7,744	16,619	24,363
Total Interest-Earning Assets	8,519	17,285	25,804
Interest Expense:
Interest bearing demand	(84)	838	754
Money market demand	(88)	1,912	1,824
Time deposits	2,559	2,193	4,752
Total Borrowings	552	973	1,525
Total Interest-Bearing Liabilities	2,939	5,916	8,855
Change in Net Interest Income	$5,580	$11,369	$16,949

Net Interest Income: Net interest income increased by $16.9 million, or 212.9%, to $24.9 million for the three months ended March 31, 2024, compared to $8.0 million for the three months ended March 31, 2023. The increase can be mostly attributed to higher average balances in loans as well as a 145 basis points increase in the average yield on interest-earning assets. The increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities due to the higher interest rate environment and an increase in average interest bearing liabilities. The increase in average balances of interest earning assets and interest bearing liabilities was a result of the completion of the Partners Merger. The net interest margin increased 108 basis points to 4.03% for the three months ended March 31, 2024 from 2.95% for the three months ended March 31, 2023.

Interest Income: Interest income increased to $38.8 million for the three months ended March 31, 2024, compared with $13.0 million for the three months ended March 31, 2023 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in the average balance of interest earning assets which increased $1.39 billion to $2.48 billion for the three months ended March 31, 2024 compared to $1.09 billion for the comparable period in 2023 contributed $17.3 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $1.3 billion to $2.24 billion for the three months ended March 31, 2024 as compared to the same period in 2023, as a result of growth in the commercial loan portfolio primarily due to the completion of the Partners Merger and, contributed $16.6 million to the increase in interest income. The average yield on loans increased 139 basis points on an annualized basis from 5.09% for the three months ended March 31, 2023 to 6.48% for the three months ended March 31, 2024, which contributed $7.7 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Partners Merger contributed $4.3 million to the increase in interest income during the three months ended March 31, 2024. Overall the average yield of interest earning assets increased 145 basis points on an annualized basis to 6.30% for the three months ended March 31, 2024 as compared to the same period in 2023 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield earned on loans due to the current higher interest rate environment.

Interest Expense: Interest expense increased by $8.9 million, or 175.8%, to $13.9 million for the three months ended March 31, 2024, compared to $5.0 million for the three months ended March 31, 2023. The increase in interest expense was primarily due to the increase in the average balance of interest bearing liabilities, which increased $924.5 million to $1.76 billion for the three months ended March 31, 2024 compared to $836.5 million for the three months ended March 31, 2023 as a result of the increase in the average balance of our deposits and borrowings due to the Partners Merger. The increase in interest expense was also impacted by an increase in interest paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities increased 73 basis points on an annualized basis from 2.44% for the three months ended March 31, 2023 to 3.17% for the three months ended March 31, 2024 due to the increasing interest rate environment and in particular its impact on deposit cost. Normal amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $1.2 million to the increase in interest expense during the three months ended March 31, 2024. Interest expense on borrowings was reduced by $386 thousand due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses decreased by $253 thousand from a provision of $293 thousand for the three months ended March 31, 2023 to $40 thousand for the three months ended March 31, 2024. The decreased provision for credit losses is due to improved FOMC forecasts when compared to the forecast at March 31, 2023.

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

Non-interest Income: Non-interest income increased by $3.6 million to $1.7 million for the three months ended March 31, 2024, from a loss of $1.9 million recognized during the same period of 2023. The increase was primarily the result of a loss on the sale in 2023 of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the 2023 first quarter. The Company sold our investment and recognized a loss of $2.4 million during the three months ended March 31, 2023. Service charges on deposit accounts increased $581 thousand, from $199 thousand for the three months ended March 31, 2023 to $780 thousand for the three months ended March 31, 2024.

Non-interest Expense: Non-interest expense increased $11.5 million, or 148.8%, to $19.3 million for the three months ended March 31, 2024 from $7.7 million for the three months ended March 31, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $7.0 million related to an increase in the number of employees due to the Partners Merger; (2) an increase of $1.1 million in equipment and data processing; (3) an increase of $1.1 million in intangible amortization; (4) an increase of $1.0 million in other expenses; and (5) an increase of $871 thousand in occupancy expense related to increased property maintenance costs, leases costs, and depreciation expense mostly related to facilities acquired in the Partners Merger.

Income Tax Expense: Income tax expense for the three months ended March 31, 2024 totaled $1.6 million compared to an income tax benefit of $376 thousand for the same period in 2023 as a result of an increase in income before income tax expense. The income tax expense and benefit recognized for the three months ended March 31, 2024 and 2023 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the three months ended March 31, 2024 at an effective tax rate of 21.8%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is compared to income tax benefit for the three months ended March 31, 2023 which resulted in an effective tax rate of 19.5% which is less than our federal statutory rate of 21%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of March 31, 2024, totaled $646.2 million, or 93.3% of our certificates of deposit, and 28.11% of total deposits. Of these certificates of deposit, $146.7 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, management noted that approximately 7.6% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At March 31, 2024, the Company had $40 million in outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $390.0 million.

In addition to our available borrowing capacity at the FHLB, the Company has lines of credit with multiple financial institutions that provide an available $77 million of additional liquidity at March 31, 2024. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $32.2 million at March 31, 2024.

The following table shows the Company's available liquidity at March 31, 2024.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$429,959	$40,000	$389,959
Federal Reserve Bank Discount Window	32,229	-	32,229
Correspondent Banks	77,000	-	77,000
Total	$539,188	$40,000	$499,188

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2024 and December 31, 2023, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2024, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2024

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)