Form 10-Q
period 2024-06-30
LINKBANCORP, Inc.
filed 2024-08-12
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 37,363,919 shares as of August 7, 2024.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$14,516	$13,089
Interest-bearing deposits with other institutions	167,141	67,101
Cash and cash equivalents	181,657	80,190
Securities available for sale, at fair value	140,121	115,490
Securities held to maturity (Fair value of $33,208 and $34,236, respectively)	35,845	36,735
Less: Allowance for credit losses - securities	(502)	(512)
Securities held to maturity, net	35,343	36,223
Loans receivable	2,193,197	2,128,284
Less: Allowance for credit losses - loans	(26,288)	(23,767)
Net loans	2,166,909	2,104,517
Investments in restricted bank stock	4,928	3,965
Premises and equipment, net	18,364	20,130
Right-of-Use Asset – Premises	13,970	15,497
Bank-owned life insurance	49,616	48,847
Goodwill	58,806	56,968
Other intangible assets, net	23,323	25,733
Deferred tax asset	22,024	24,153
Assets held for sale	118,362	115,499
Accrued interest receivable and other assets	25,170	22,113
TOTAL ASSETS	$2,858,593	$2,669,325
LIABILITIES
Deposits:
Demand, noninterest bearing	$661,292	$624,780
Interest bearing	1,699,220	1,574,019
Total deposits	2,360,512	2,198,799
Long-term borrowings	40,000	—
Short-term borrowings	—	10,000
Note payable	578	590
Subordinated debt	61,706	61,444
Lease liabilities	14,746	16,361
Allowance for credit losses - unfunded commitments	1,969	2,189
Liabilities held for sale	96,916	99,777
Accrued interest payable and other liabilities	10,757	14,369
TOTAL LIABILITIES	2,587,184	2,403,529
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock (At June 30, 2024 and December 31, 2023: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At June 30, 2024 and December 31, 2023: $0.01 par value; 50,000,000 shares authorized; 37,356,278 and 37,340,700 shares issued and outstanding, respectively.)	370	369
Surplus	263,795	263,310
Retained earnings	10,826	4,843
Accumulated other comprehensive loss	(3,582)	(3,209)
Total equity attributable to parent	271,409	265,313
Noncontrolling interest in consolidated subsidiary	—	483
TOTAL SHAREHOLDERS' EQUITY	271,409	265,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,858,593	$2,669,325

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$36,112	$12,499	$72,237	$24,261
Investment securities and certificates of deposit:
Taxable	1,592	822	2,983	1,475
Exempt from federal income tax	350	297	711	597
Other	1,395	708	2,293	983
Total interest and dividend income	39,449	14,326	78,224	27,316
INTEREST EXPENSE
Deposits	13,071	5,242	24,918	9,759
Other borrowings	932	558	2,018	645
Subordinated debt	962	437	1,920	869
Total interest expense	14,965	6,237	28,856	11,273
NET INTEREST INCOME BEFORE PROVISION FOR (CREDIT TO) CREDIT LOSSES	24,484	8,089	49,368	16,043
Provision for (credit to) credit losses	—	(493)	40	(200)
NET INTEREST INCOME AFTER PROVISION FOR (CREDIT TO) CREDIT LOSSES	24,484	8,582	49,328	16,243
NONINTEREST INCOME
Service charges on deposit accounts	865	197	1,645	396
Bank-owned life insurance	386	170	769	310
Net realized gains (losses) on the sales of debt securities	4	—	4	(2,370)
Gain on sale of loans	12	296	62	296
Other	591	223	1,107	401
Total noninterest income	1,858	886	3,587	(967)
NONINTEREST EXPENSE
Salaries and employee benefits	9,941	4,037	21,059	8,157
Occupancy	1,559	696	3,137	1,403
Equipment and data processing	1,824	893	3,650	1,586
Professional fees	788	418	1,536	799
FDIC insurance	545	184	897	343
Bank shares tax	760	278	1,351	556
Intangible amortization	1,204	59	2,411	120
Merger & restructuring expenses	631	315	687	902
Advertising	241	104	475	191
Other	1,407	832	2,947	1,496
Total noninterest expense	18,900	7,816	38,150	15,553
Income (loss) before income tax expense (benefit)	7,442	1,652	14,765	(277)
Income tax expense (benefit)	1,638	305	3,235	(70)
NET INCOME (LOSS)	$5,804	$1,347	$11,530	$(207)
EARNINGS (LOSS) PER SHARE, BASIC	$0.16	$0.08	$0.31	(0.01)
EARNINGS (LOSS) PER SHARE, DILUTED	$0.16	$0.08	$0.31	(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	36,970,768	16,228,069	36,966,371	15,856,574
DILUTED	37,040,748	16,228,069	37,042,896	15,856,574

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In Thousands)
Net income (loss)	$5,804	$1,347	$11,530	$(207)
Components of other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(361)	(1,071)	(1,972)	406
Tax effect	76	224	414	(87)
Net of tax amount	(285)	(847)	(1,558)	319

Unrealized gain on cash flow hedges	551	2,119	2,272	2,119
Adjustment for amounts reclassified into net income (loss)	(387)	(196)	(773)	(196)
Tax effect	(34)	(404)	(314)	(404)
Net of tax amount	130	1,519	1,185	1,519

Total other comprehensive (loss) income	(155)	672	(373)	1,838
Total comprehensive income	$5,649	$2,019	$11,157	$1,631

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2024	37,348,151	$369	$263,577	$7,724	$(3,427)	$268,243
Net income	—	—	—	5,804	—	5,804
Dividends declared ($0.075 per share)	—	—	—	(2,702)	—	(2,702)
Employee stock purchase plan	8,127	1	—	—	—	1
Stock compensation amortization	—	—	218	—	—	218
Other comprehensive loss	—	—	—	—	(155)	(155)
Balance, June 30, 2024	37,356,278	$370	$263,795	$10,826	$(3,582)	$271,409

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2023	16,221,692	$250	$127,659	$18,911	$(5,239)	$141,581
Net income	—	—	—	1,347	—	1,347
Dividends declared ($0.075 per share)	—	—	—	(1,219)	—	(1,219)
Employee stock purchase plan	6,748	—	42	—	—	42
Stock option expense	—	—	29	—	—	29
Reclassification	—	(88)	88	—	—	—
Other comprehensive income	—	—	—	—	672	672
Balance, June 30, 2023	16,228,440	$162	$127,818	$19,039	$(4,567)	$142,452

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	11,530	—	11,530	—	11,530
Dividends declared ($0.15 per share)	—	—	—	(5,547)	—	(5,547)	—	(5,547)
Exercise of stock options	1,777	—	11	—	—	11	—	11
Employee stock purchase plan	13,801	1	54	—	—	55	—	55
Stock compensation amortization	—	—	420	—	—	420	—	420
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Other comprehensive loss	—	—	—	—	(373)	(373)	—	(373)
Balance, June 30, 2024	37,356,278	$370	$263,795	$10,826	$(3,582)	$271,409	$-	$271,409

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)
Balance, January 1, 2023 as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134
Net loss	—	—	—	(207)	—	(207)
Dividends declared ($0.15 per share)	—	—	—	(2,435)	—	(2,435)
Issuance of shares of common stock, net proceeds	1,282,052	13	9,967	—	—	9,980
Employee stock purchase plan	6,748	—	84	—	—	84
Stock option expense	—	—	58	—	—	58
Other comprehensive income	—	—	—	—	1,838	1,838
Balance, June 30, 2023	16,228,440	$162	$127,818	$19,039	$(4,567)	$142,452

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$11,530	$(207)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (credit to) credit losses	40	(200)
Depreciation	1,012	516
Amortization of intangible assets	2,411	120
Accretion of discounts, net	(6,043)	(321)
Origination of loans to be sold	(967)	(3,745)
Proceeds from loan sales	1,029	4,041
Gain on sale of loans	(62)	(296)
Share-based and deferred compensation	825	422
Bank-owned life insurance income	(769)	(310)
(Gain) loss on sale of debt securities, available for sale	(4)	2,370
Change in accrued interest receivable and other assets	723	(217)
Change in accrued interest payable and other liabilities	(4,017)	(1,833)
Other, net	(87)	—
Net cash used in operating activities	5,621	340

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,691	1,847
Proceeds from calls and maturities	1,295	-
Proceeds from principal repayments	5,548	3,759
Purchases	(34,916)	(9,756)
Investment securities held to maturity:
Proceeds from principal repayments	915	1,337
Purchases	-	(11,289)
Proceeds from redemptions of certificates of deposit with other banks	-	5,125
Purchase of restricted investment in bank stocks	(10,131)	(5,853)
Redemption of restricted investment in bank stocks	9,168	3,686
Increase in loans, net	(59,541)	(40,544)
Purchase of bank-owned life insurance	-	(5,000)
Cash paid to buy-out minority interest	(483)	-
Proceeds from disposal of premises and equipment	1,135	-
Purchase of premises and equipment	(507)	(65)
Net cash used in investing activities	(85,826)	(56,753)

FINANCING ACTIVITIES
Increase in deposits, net	157,153	88,070
Change in short-term borrowings, net	(10,000)	(21,039)
Proceeds from long-term borrowings	40,000	75,000
Issuance of shares from exercise of stock options	11	—
Dividends paid	(5,547)	(2,435)
Net proceeds from issuance of common stock	55	9,980
Net cash provided by financing activities	181,672	149,576
Increase in cash and cash equivalents	101,467	93,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,190	30,011
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,657	$123,174

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$28,636	$11,296
Income taxes	$—	$—
Reclassification of New Jersey branch loans from portfolio loans to assets held-for-sale, net	(2,863)
Reclassification of New Jersey branch assets to assets held-for-sale	114
Reclassification of New Jersey branch deposits to liabilities held-for-sale, net	$(2,861)
Reclassification of New Jersey branch liabilities to liabilities held-for-sale	(76)

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

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its eight solutions centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and loan production offices located in Chester and York Counties, in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, and a loan production office in Anne Arundel County in Maryland, four solutions centers and a loan production office in Sussex county in Delaware, three solutions centers in Camden and Burlington counties in New Jersey, one solutions center in Spotsylvania County in Virginia, and three solutions centers in the cities of Fredericksburg and Reston, Virginia. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

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

Pending sale of New Jersey Solutions Centers

On May 9, 2024, the Bank entered into a purchase and assumption agreement (the “Agreement”) with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU will purchase certain assets and assume certain liabilities (the “Transaction”) of the New Jersey operations of the Bank, including all three branch locations (including two branch leases).

Under the Agreement, AHFCU will acquire approximately $116.2 million in loans, three branch locations (along with associated personal property and fixtures) and will assume approximately $96.8 million in deposits as of June 30, 2024. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

charges on the loans measured as of the closing date. AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2024 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Refer to the supplemental cash flow disclosures section of the Consolidated Statements of Cash Flows. Reclassifications had no effect on prior year net income or shareholders' equity.

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

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the test for goodwill impairment by eliminating the requirement[BA1] [JB2] to calculate the implied fair value of goodwill, which had been Step 2 of the goodwill impairment test. Instead, the goodwill impairment test consists of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard was effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2022. The Company adopted ASU 2017-04 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

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

2.
MERGER AND ACQUISITION

As described in Note 1. Summary of Significant Accounting Policies, effective November 30, 2023 the Company completed its merger with Partners.

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

Under the Partners Merger Agreement, Partners shareholders received 1.150 LINKBANCORP common shares for each share they owned, and cash in lieu of fractional shares. LINKBANCORP issued 20.7 million common shares to Partners shareholders which represented approximately 55.4% of the post-merger outstanding common shares of the Company. The fair value of the common shares issued as the consideration paid for Partners was determined by the closing price of the Company's common shares at the acquisition date.

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

Total Consideration in the Merger		$135,779

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$34,586
Federal Funds Sold	7,159
Securities available for sale	123,440
Loans, net of ACL(1)	1,238,087
Premises and equipment	15,422
Right-of-use asset	6,042
Core deposit intangibles	25,344
Deferred taxes	14,986
Investments in restricted bank stock	6,763
Accrued interest receivable and other assets	29,855
Total Assets Acquired	1,501,684

Calculated Fair Value of Liabilities Assumed
Deposits	1,299,867
Long term borrowings	55,292
Subordinated debt	21,078
Operating lease liabilities	6,908
Other liabilities	5,724
Total Liabilities Assumed	1,388,869
Net Assets Acquired		112,815
Goodwill From the Merger		$22,964
(1) The Company recorded a $2.3 million measurement period adjustment to the carrying value of goodwill related to a PCD loan at June 30, 2024

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table summarizes the Partners Merger as of November 30, 2023:

Consideration paid
(dollars in thousands)
Common stock consideration:
Common shares of Partners Bancorp		17,985,577
Exchange ratio		1.15
LINKBANCORP, Inc. common stock issued		20,683,158
LINKBANCORP, Inc. stock price on acquisition date		$6.47
Purchase price assigned to Partners Bancorp common shares		133,820

Restricted stock consideration
Partners Bancorp restricted stock shares		297,726
LINKBANCORP, Inc. stock price on acquisition date		$6.47
Total purchase price assigned to Partners Bancorp restricted shares		1,926

Cash paid in exchange for Partners Bancorp stock options and fractional shares		33
Total consideration		$135,779

Net Assets Acquired
Partners Bancorp shareholders’ equity	$143,817
Partners Bancorp goodwill and intangibles	(10,699)

Fair Value Adjustments:
Securities available for sale	(921)
Loans
Interest rate	(53,681)
General credit	(11,607)
Credit adjustment for loans acquired with deteriorated credit quality (1)	(8,263)
Remove existing deferred loan fees, net at acquisition	2,462
Remove the allowance for credit losses present at acquisition	16,124
Premises and equipment	2,963

Core deposit intangible	25,344
Other assets	4,527

Liabilities
Time deposits	3,595
Subordinated debt	1,179
Other liabilities	(2,025)
		112,815
Goodwill From the Merger		$22,964
(1) The Company recorded a $2.3 million measurement period adjustment to the carrying value of goodwill related to a PCD loan at June 30, 2024

Pursuant to accounting standards, the Company assigned a fair value to the assets acquired and liabilities assumed of Partners. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of Partners were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. The Company is continuing to finalize the fair values of all aspects of the acquisition. During the second quarter of 2024, management identified a loan which, at the time of acquisition, met the criteria to be considered purchase credit deteriorated. The

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

analysis of the loan resulted in $2,300 added to the allowance for credit losses, and $1,838 added to goodwill. The resulting changes to loans, goodwill, and deferred taxes are reflected within this footnote.

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

For PCD loans, an allowance is recognized at acquisition by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. At the date of acquisition, of the $1.3 billion of loans acquired from Partners, $435.7 million, or 34%, of Partners’ loan portfolio, was accounted for as PCD loans. The fair value of PCD loans was $406.4 million at the date of acquisition. The gross contractual amounts receivable related to the PCD loans was $435.7 million. The Company estimates, on the date of acquisition, that $2,458 of the contractual cash flows specific to the PCD loans will not be collected.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of Partners and LINKBANCORP as if the Partners Merger occurred as of January 1, 2022 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. Merger related expenses incurred by the Company during the year ended December 31, 2023 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Partners merged with LINKBANCORP, Inc. at the beginning of 2023. The pro forma amounts for the three and six months ended June 30, 2023 do not reflect the anticipated cost savings that had not yet been realized.

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2023	2023
Net interest income	$25,308	$51,803
Non-interest income	1,961	1,334
Net income (loss)	6,609	11,303
Basic earnings (loss) per common share	$0.18	$0.31
Diluted earnings (loss) per common share	$0.18	$0.31

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	June 30, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,841	$120	$(5)	$—	$12,956
US Government Treasury securities	3,979	—	(2)	—	3,977
Obligations of state and political subdivisions	49,242	39	(3,865)	—	45,416
Mortgage-backed securities in government-sponsored entities	80,363	178	(3,308)	—	77,233
Other securities	550	—	(11)	—	539
	$146,975	$337	$(7,191)	$—	$140,121

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,794)	$13,206	$(502)
Structured mortgage-backed securities	20,845	—	(843)	20,002	—
	$35,845	$—	$(2,637)	$33,208	$(502)

	December 31, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,711	$279	$(5)	$—	$12,985
US Government Treasury securities	4,925	17	—	—	4,942
Obligations of state and political subdivisions	49,640	420	(3,015)	—	47,045
Mortgage-backed securities in government-sponsored entities	50,795	515	(3,129)	—	48,181
Other securities	2,301	49	(13)	—	2,337
	$120,372	$1,280	$(6,162)	$—	$115,490

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,592)	$13,408	$(512)
Structured mortgage-backed securities	21,735	—	(907)	20,828	—
	$36,735	$—	$(2,499)	$34,236	$(512)

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	June 30, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency securities	$3,837	$(5)	$—	$—	$3,837	$(5)
US Government Treasury securities	3,977	(2)	—	—	3,977	(2)
Obligations of state and political subdivisions	11,384	(263)	31,154	(3,602)	42,538	(3,865)
Mortgage-backed securities in government-sponsored entities	32,758	(175)	32,640	(3,133)	65,398	(3,308)
Other securities	—	—	539	(11)	539	(11)
	$51,956	$(445)	$64,333	$(6,746)	$116,289	$(7,191)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,995	$(5)	$—	$—	$1,995	$(5)
Obligations of state and political subdivisions	4,836	(247)	27,736	(2,768)	32,572	(3,015)
Mortgage-backed securities in government-sponsored entities	4,703	(136)	31,249	(2,993)	35,952	(3,129)
Other securities	—	—	601	(13)	601	(13)
	$11,534	$(388)	$59,586	$(5,774)	$71,120	$(6,162)

No allowance for credit losses on available for sale debt securities was needed at June 30, 2024 or December 31, 2023. The Company reviews its position quarterly and believes that as of June 30, 2024 and December 31, 2023, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 204 and 164 available for sale debt securities with unrealized losses at June 30, 2024 and December 31, 2023, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $782 at June 30, 2024 and is excluded from the estimate of credit losses.

There were 12 held to maturity debt securities with unrealized losses at June 30, 2024 and December 31, 2023.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following tables present the activity in the allowance for credit losses for corporate debentures held to maturity for the three and six months ended June 30, 2024 and 2023.

For the Three Months Ended June 30,
(in Thousands)	2024
Balance, March 31, 2024	$507
Changes in the allowance for credit losses	(5)
Balance June 30, 2024	$502

For the Three Months Ended June 30,
(in Thousands)	2023
Balance, March 31, 2023	$533
Changes in the allowance for credit losses	53
Balance, June 30, 2023	$586

For the Six Months Ended June 30,
(in Thousands)	2024
Balance, December 31, 2023	$512
Changes in the allowance for credit losses	(10)
Balance June 30, 2024	$502

For the Six Months Ended June 30,
(in Thousands)	2023
Balance, December 31, 2022	$-
Impact of adopting ASC 326	602
Changes in the allowance for credit losses	52
Securities charged-off	(68)
Balance, June 30, 2023	$586

Accrued interest receivable on held-to-maturity debt securities totaled $281 at June 30, 2024 which is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

As of June 30, 2024, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7,119	$7,106	$3,000	$2,959
Due after one year through five years	13,202	12,915	3,000	2,885
Due after five years through ten years	18,830	17,751	9,000	7,362
Due after ten years	26,911	24,577	—	—
Mortgage-backed securities and Collateralized mortgage obligations	80,363	77,233	20,845	20,002
Other securities	550	539	—	—
	$146,975	$140,121	$35,845	$33,208

The following tables summarize sales of debt securities for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
(In Thousands)	2024	2023
Proceeds	$1,691	$—
Gross gains	4	—
Gross losses	—	—
Net gains (losses)	$4	$—

	Six Months Ended June 30,
(In Thousands)	2024	2023
Proceeds	$1,691	$1,847
Gross gains	4	—
Gross losses	—	2,370
Net gains (losses)	$4	$(2,370)

The tax (provision) benefit related to these realized gains and losses was approximately ($1) and $498 as of June 30, 2024 and 2023, respectively.

The Company had pledged debt securities with a carrying value of $60,917 and $65,935 to secure public deposits and certain borrowing capacity as of June 30, 2024 and December 31, 2023, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	June 30, 2024	December 31, 2023
Agriculture and farmland loans	$66,937	$65,861
Construction loans	178,697	161,825
Commercial & industrial loans	240,376	232,412
Commercial real estate loans
Multifamily	195,814	176,843
Owner occupied	470,545	474,964
Non-owner occupied	577,448	551,481
Residential real estate loans
First liens	374,043	376,092
Second liens and lines of credit	68,990	66,648
Consumer and other loans	15,507	16,740
Municipal loans	4,362	5,244
	2,192,719	2,128,110
Deferred costs	478	174
Allowance for credit losses	(26,288)	(23,767)
Total	$2,166,909	$2,104,517

The above table does not include loans that are held for sale related to the New Jersey branch sale.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, Delaware, and southern New Jersey. A significant portion of the loan portfolio is secured by real estate.

At June 30, 2024 and December 31, 2023 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $647 and $264, respectively.
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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at June 30, 2024 and December 31, 2023.

Accrued interest receivable on loans totaled $9,304 at June 30, 2024 and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three and six months ended June 30, 2024 and 2023.

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended June 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$—	$12
Construction	1,523	—	2	—	316	1,841
Commercial & industrial	2,962	(4)	6	—	471	3,435
Commercial real estate
Multifamily	1,592	—	2	—	320	1,914
Owner occupied	5,738	—	—	—	143	5,881
Non-owner occupied	6,099	—	4	2,300	(377)	8,026
Residential real estate
First liens	4,675	—	6	—	(634)	4,047
Second liens and lines of credit	1,071	—	3	—	(97)	977
Municipal	68	—	—	—	(4)	64
Consumer	102	(2)	3	—	(12)	91
Total	$23,842	$(6)	$26	$2,300	$126	$26,288

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended June 30, 2023
Allowance for credit losses:
Agriculture and farmland	$208	$—	$—	$1	$209
Construction	813	—	—	(85)	728
Commercial & industrial	930	—	—	(201)	729
Commercial real estate
Multifamily	730	—	—	(57)	673
Owner occupied	1,593	—	—	(34)	1,559
Non-owner occupied	4,315	—	12	23	4,350
Residential real estate			—	—
First liens	1,508	—	27	(138)	1,397
Second liens and lines of credit	402	—	58	(77)	383
Municipal	7	—	—	—	7
Consumer	20	—	—	2	22
Unallocated	—	—	—	171	171
Total	$10,526	$—	$97	$(395)	$10,228

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Six Months Ended June 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$—	$12
Construction	959	—	2	—	880	1,841
Commercial & industrial	2,940	(10)	8	—	497	3,435
Commercial real estate
Multifamily	1,483	—	2	—	429	1,914
Owner occupied	6,572	(6)	1	—	(686)	5,881
Non-owner occupied	5,773	(54)	4	2,300	3	8,026
Residential real estate
First liens	4,778	—	13	—	(744)	4,047
Second liens and lines of credit	1,072	—	10	—	(105)	977
Municipal	79	—	—	—	(15)	64
Consumer	99	(25)	5	—	12	91
Total	$23,767	$(95)	$45	$2,300	$271	$26,288

	Beginning balance, prior to adoption of ASC 326	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Six Months Ended June 30, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$120	$209
Construction	274	513	—	—	(59)	728
Commercial & industrial	583	283	—	—	(137)	729
Commercial real estate
Multifamily	480	340	—	—	(147)	673
Owner occupied	635	760	—	—	164	1,559
Non-owner occupied	1,116	3,195	—	12	27	4,350
Residential real estate
First liens	1,029	635	—	28	(295)	1,397
Second liens and lines of credit	218	140	—	59	(34)	383
Municipal	12	(2)	—	—	(3)	7
Consumer	40	(19)	—	—	1	22
Unallocated	—	—	—	—	171	171
Total	$4,666	$5,655	$—	$99	$(192)	$10,228

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the amortized cost basis of nonaccrual loans and loans past due 90 days or greater and still accruing by segments of the loan portfolio:

	As of June 30, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$189
Construction	10	—	10	89
Commercial & industrial	128	83	211	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	2,615	629	3,244	—
Non-owner occupied	352	3,919	4,271	—
Residential real estate
First liens	1,896	—	1,896	307
Second liens and lines of credit	332	—	332	39
Municipal	—	—	—	—
Consumer	1	—	1	—
Total	$5,334	$4,631	$9,965	$624

	As of December 31, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	191	—	191	—
Commercial & industrial	53	8	61	58
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	2,465	83	2,548	6
Non-owner occupied	948	281	1,229	—
Residential real estate
First liens	2,346	361	2,707	149
Second liens and lines of credit	294	—	294	—
Municipal	—	—	—	—
Consumer	7	—	7	—
Total	$6,304	$733	$7,037	$213

The Company recognized $88 and $111 of interest income on nonaccrual loans during the three and six months ended June 30, 2024 respectively and $12 and $28 for the three and six months ended June 30, 2023, respectively.

The following tables present, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of June 30, 2024 and December 31, 2023.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	10	—	—	10
Commercial & industrial loans	—	211	—	211
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	3,244	—	—	3,244
Non-owner occupied	4,271	—	—	4,271
Residential real estate loans
First liens	1,896	—	—	1,896
Second liens and lines of credit	332	—	—	332
Municipal	—	—	—	—
Consumer	—	—	1	1
	$9,753	$211	$1	$9,965

	December 31, 2023
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	191	—	—	191
Commercial & industrial loans	—	61	—	61
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	2,548	—	—	2,548
Non-owner occupied	1,229	—	—	1,229
Residential real estate loans
First liens	2,707	—	—	2,707
Second liens and lines of credit	294	—	—	294
Municipal	—	—	—	—
Consumer	—	—	7	7
	$6,969	$61	$7	$7,037

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past due loans at June 30, 2024 and December 31, 2023.

	June 30, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$—	$—	$189	$189	$66,748	$66,937
Construction	—	10	89	99	178,598	178,697
Commercial & industrial	50	180	30	260	240,116	240,376
Commercial real estate
Multifamily	—	—	—	—	195,814	195,814
Owner occupied	1,758	618	2,976	5,352	465,193	470,545
Non-owner occupied	—	218	352	570	576,878	577,448
Residential real estate
First liens	1,806	311	1,359	3,476	370,567	374,043
Second liens and lines of credit	233	1	339	573	68,417	68,990
Municipal	—	—	—	—	15,507	15,507
Consumer	8	—	—	8	4,354	4,362
Total	$3,855	$1,338	$5,334	$10,527	$2,182,192	$2,192,719

	December 31, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$14	$—	$—	$14	$65,847	$65,861
Construction	10	—	191	201	161,624	161,825
Commercial & industrial	46	1	118	165	232,247	232,412
Commercial real estate
Multifamily	—	—	—	—	176,843	176,843
Owner occupied	156	2,802	137	3,095	471,869	474,964
Non-owner occupied	—	86	1,239	1,325	550,156	551,481
Residential real estate
First liens	719	419	872	2,010	374,082	376,092
Second liens and lines of credit	279	128	97	504	66,144	66,648
Municipal	—	—	—	—	16,740	16,740
Consumer	15	15	7	37	5,207	5,244
Total	$1,239	$3,451	$2,661	$7,351	$2,120,759	$2,128,110

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2024 and December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of June 30, 2024.

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$7,626	$1,409	$13,990	$9,248	$4,962	$22,036	$3,977	$14	$63,262
Special mention	—	11	—	64	—	1,909	216	—	2,200
Substandard or lower	—	—	—	11	104	1,346	14	—	1,475
Total Agriculture and farmland	$7,626	$1,420	$13,990	$9,323	$5,066	$25,291	$4,207	$14	$66,937
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	16,724	73,895	39,580	23,160	2,762	10,096	12,188	—	178,405
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	203	—	—	—	—	—	89	292
Total Construction	16,724	74,098	39,580	23,160	2,762	10,096	12,188	89	178,697
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	22,207	25,273	26,724	21,475	11,990	9,665	113,242	344	230,920
Special mention	18	171	231	110	—	391	6,990	—	7,911
Substandard or lower	—	78	78	116	—	363	893	17	1,545
Total Commercial & industrial	22,225	25,522	27,033	21,701	11,990	10,419	121,125	361	240,376
Commercial & industrial
Current period gross charge-offs	—	—	—	—	4	6	—	—	10
Commercial real estate - Multifamily
Pass	15,170	9,327	87,731	51,266	19,532	10,616	328	—	193,970
Special mention	—	—	—	—	—	1,844	—	—	1,844
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Multifamily	15,170	9,327	87,731	51,266	19,532	12,460	328	—	195,814
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	16,208	55,288	112,341	94,052	49,371	113,755	11,307	—	452,322
Special mention	—	—	3,133	2,437	416	5,971	292	—	12,249
Substandard or lower	—	—	184	—	629	5,032	58	71	5,974
Total Commercial real estate - Owner occupied	16,208	55,288	115,658	96,489	50,416	124,758	11,657	71	470,545
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	6	—	—	6
Commercial real estate - Non-owner occupied
Pass	30,111	55,951	168,695	117,031	51,523	131,928	10,183	219	565,641
Special mention	—	1,000	—	39	3,399	3,099	—	—	7,537
Substandard or lower	—	—	—	3,919	—	277	—	74	4,270
Total Commercial real estate - Non-owner occupied	30,111	56,951	168,695	120,989	54,922	135,304	10,183	293	577,448
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	54	—	—	54
Municipal
Pass	46	438	—	378	922	2,490	88	—	4,362
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	46	438	—	378	922	2,490	88	—	4,362
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$108,092	$221,581	$449,061	$316,610	$141,062	$300,586	$151,313	$577	$1,688,882
Special mention	18	1,182	3,364	2,650	3,815	13,214	7,498	—	31,741
Substandard or lower	—	281	262	4,046	733	7,018	965	251	13,556
Total	$108,110	$223,044	$452,687	$323,306	$145,610	$320,818	$159,776	$828	$1,734,179

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2023.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$1,466	$14,372	$9,613	$5,147	$2,319	$22,627	$5,114	$29	$60,687
Special mention	—	—	30	—	811	1,206	342	—	2,389
Substandard or lower	13	—	15	121	—	2,576	60	—	2,785
Total Agriculture and farmland	$1,479	$14,372	$9,658	$5,268	$3,130	$26,409	$5,516	$29	$65,861
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	55,462	45,206	30,593	2,932	6,161	5,446	14,424	1,317	161,541
Special mention	—	—	—	—	—	—	93	—	93
Substandard or lower	—	—	—	98	—	—	—	93	191
Total Construction	55,462	45,206	30,593	3,030	6,161	5,446	14,517	1,410	161,825
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	29,586	31,653	24,184	13,831	4,285	7,536	119,602	68	230,745
Special mention	—	113	139	—	15	4	1,071	—	1,342
Substandard or lower	—	—	47	—	194	—	43	41	325
Total Commercial & industrial	29,586	31,766	24,370	13,831	4,494	7,540	120,716	109	232,412
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	—	200	—	200
Commercial real estate - Multifamily
Pass	12,587	80,127	50,320	18,871	6,031	6,737	298	—	174,971
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,872	—	—	1,872
Total Commercial real estate - Multifamily	12,587	80,127	50,320	18,871	6,031	8,609	298	—	176,843
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	53,765	127,684	96,193	50,888	39,043	83,753	7,801	6	459,133
Special mention	—	377	3,125	—	6,318	—	429	—	10,249
Substandard or lower	—	—	—	626	2,408	2,391	157	—	5,582
Total Commercial real estate - Owner occupied	53,765	128,061	99,318	51,514	47,769	86,144	8,387	6	474,964
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	58,210	173,415	118,081	56,025	59,792	78,465	6,177	86	550,251
Special mention	—	—	42	—	—	—	—	—	42
Substandard or lower	—	—	325	—	56	558	249	—	1,188
Total Commercial real estate - Non-owner occupied	58,210	173,415	118,448	56,025	59,848	79,023	6,426	86	551,481
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	529	—	420	1,675	—	2,526	94	—	5,244
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	529	—	420	1,675	—	2,526	94	—	5,244
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$211,605	$472,457	$329,404	$149,369	$117,631	$207,090	$153,510	$1,506	$1,642,572
Special mention	—	490	3,336	—	7,144	1,210	1,935	—	14,115
Substandard or lower	13	—	387	845	2,658	7,397	509	134	11,943
Total	$211,618	$472,947	$333,127	$150,214	$127,433	$215,697	$155,954	$1,640	$1,668,630

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$16,571	$41,277	$91,018	$87,324	$37,188	$88,841	$9,816	$—	$372,035
Nonperforming	—	—	—	26	—	1,982	—	—	2,008
Total Residential real estate - First liens	$16,571	$41,277	$91,018	$87,350	$37,188	$90,823	$9,816	$—	$374,043
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,838	971	1,615	380	64	2,131	60,642	998	68,639
Nonperforming	—	—	—	—	—	165	39	147	351
Total Residential real estate - Second liens and lines of credit	1,838	971	1,615	380	64	2,296	60,681	1,145	68,990
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	679	4,787	355	144	93	72	9,377	—	15,507
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer and other	679	4,787	355	144	93	72	9,377	—	15,507
Consumer and other
Current period gross charge-offs	—	2	2	5	1	15	—	—	25
Total
Performing	$19,088	$47,035	$92,988	$87,848	$37,345	$91,044	$79,835	$998	$456,181
Nonperforming	—	—	—	26	—	2,147	39	147	2,359
Total	$19,088	$47,035	$92,988	$87,874	$37,345	$93,191	$79,874	$1,145	$458,540

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$41,984	$90,220	$95,232	$37,966	$22,934	$77,331	$8,982	$—	$374,649
Nonperforming	—	—	33	101	208	1,101	—	—	1,443
Total Residential real estate - First liens	$41,984	$90,220	$95,265	$38,067	$23,142	$78,432	$8,982	$—	$376,092
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,045	1,702	386	184	205	2,259	60,717	—	66,498
Nonperforming	—	—	—	—	—	—	150	—	150
Total Residential real estate - Second liens and lines of credit	1,045	1,702	386	184	205	2,259	60,867	—	66,648
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	5,007	437	213	150	73	85	10,770	—	16,735
Nonperforming	—	—	—	—	—	—	5	—	5
Total Consumer and other	5,007	437	213	150	73	85	10,775	—	16,740
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	1	—	1
Total
Performing	$48,036	$92,359	$95,831	$38,300	$23,212	$79,675	$80,469	$—	$457,882
Nonperforming	—	—	33	101	208	1,101	155	—	1,598
Total	$48,036	$92,359	$95,864	$38,401	$23,420	$80,776	$80,624	$—	$459,480

Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. The Company may also provide multiple types of modifications on an individual loan. For the three months ended June 30, 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At June 30, 2024, the amortized cost basis of the loan is $3,919 and has been placed on non-accrual. For the three months ended June 30, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loans.

Purchased Credit Deteriorated Loans

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows.

(In Thousands)	2023
Purchase price of loans at acquisition	$435,704
Allowance for credit losses at acquisition	6,603
Non-credit (discount) premium at acquisition	(16,981)
Par value of acquired loans at acquisition	$425,326

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
DEPOSITS

Deposit accounts are summarized as follows:

	June 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$661,292	28.02%	$624,780	28.42%
Demand, interest-bearing	474,964	20.12	425,551	19.35
Money market and savings	565,330	23.95	554,204	25.20
Time deposits, $250 and over	147,855	6.26	128,334	5.84
Time deposits, other	366,642	15.53	346,519	15.76
Brokered time deposits	144,429	6.12	119,411	5.43
	$2,360,512	100.0%	$2,198,799	100.0%

The above table does not include deposits that are held for sale related to the New Jersey branch sale.

The brokered deposits outstanding at June 30, 2024 mature during the third quarter of 2024.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

7.
BORROWINGS

Borrowings and subordinated debt were as follows:

(in Thousands)	June 30, 2024	December 31, 2023
Long-term borrowings	$40,000	$—
Short-term borrowings	—	10,000
Note payable	578	590
Subordinated debt	61,706	61,444
Total	$102,284	$72,034

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $20.3 million. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term SOFR plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Merger Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Note Payable - Partners Merger

As part of the Partners Merger, the Company assumed a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $578 as of June 30, 2024. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Borrowings - FHLB

The Company had $40,000 and $0 in long-term FHLB Advances outstanding as of June 30, 2024 and December 31, 2023, respectively. The FHLB Advance has a fixed rate of 4.827% and will mature on February 20, 2026.

The Company had $0 and $10,000 in short-term FHLB Advances outstanding as of June 30, 2024 and December 31, 2023, respectively.

Available Lines of Credit

The Company and Bank have available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77 million at June 30, 2024. There were no borrowings under these lines of credit at June 30, 2024 and December 31, 2023.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At June 30, 2024		At December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$181,657	$181,657	$80,190	$80,190
Securities held to maturity (Level 2)	35,845	33,208	36,735	34,236
Loans, net of allowance for credit losses (Level 3)	2,166,909	2,139,232	2,104,517	2,027,937
Accrued interest receivable (Level 1)	10,416	10,416	9,831	9,831
Restricted investments in bank stock (Level 1)	4,928	4,928	3,965	3,965
Cash surrender value of life insurance (Level 1)	49,616	49,616	48,847	48,847
Financial liabilities:
Non-maturity deposits (Level 1)	1,701,586	1,701,586	1,604,535	1,604,535
Time Deposits (Level 3)	658,926	655,020	594,264	589,699
Long-term borrowings (Level 3)	40,000	40,000	—	—
Short-term borrowings (Level 1)	—	—	10,000	10,000
Note payable (Level 3)	578	578	590	590
Subordinated Notes (Level 3)	61,706	58,354	61,444	57,303
Accrued interest payable (Level 1)	1,686	1,686	1,466	1,466

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$12,956	$—	$12,956
US Government Treasury securities	—	3,977	—	3,977
Obligations of state and political subdivisions	—	45,416	—	45,416
Mortgage backed securities in government-sponsored entities	—	77,233	—	77,233
Other securities	—	539	—	539
Total	$—	$140,121	$—	$140,121

Derivative	$—	$—	$2,215	$2,215

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$12,985	$—	$12,985
US Government Treasury Securities	—	4,942	—	4,942
Obligations of state and political subdivisions	—	47,045	—	47,045
Mortgage backed securities in government-sponsored entities	—	48,181	—	48,181
Other securities	—	2,337	—	2,337
Total	$—	$115,490	$—	$115,490

Derivative	$—	$—	$716	$716

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2024 and December 31, 2023 are presented in the table below.

	June 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$15,041	$15,041

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$13,223	$13,223

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	June 30, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$15,041	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$13,223	Appraisal of collateral	(1)	Liquidation expenses	10%

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

The table below provides details of the Company's stock options at June 30, 2024.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2023	570,693	$9.37	6.1	$155
Granted	93,500	6.58	9.8	—
Expired/terminated	(38,725)	7.29	—
Exercised	(1,777)	5.07	—
Outstanding, June 30, 2024	623,691	$9.10	6.6	$7
Exercisable at period end	371,691	$9.82	5.0	$7

The exercise prices for options outstanding as of June 30, 2024 ranged from $5.45 to $12.98. The company recognized compensation expense for options of $31 and $61 during the three and six months ended June 30, 2024 and $29 and $58 during the three and six months ended June 30, 2023, respectively.

The table below provides details of the Company's restricted stock award activity at June 30, 2024.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2023	384,724	$6.30
Granted	120,000	6.58
Expired/terminated	—
Outstanding, June 30, 2024	504,724	$6.36

The Company recognized stock-based compensation expense related to restricted shares of $187 and $359 for the three and six months ended June 30, 2024, respectively, and $0 for the three and six months ended June 30, 2023. At June 30, 2024, the total

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

unrecognized stock-based compensation costs totaled $2,714 and $239 for restricted stock awards and stock options, respectively. These expenses will be recognized ratably as expense through May 2029.

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of June 30, 2024 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance. As of June 30, 2024, there were 1,537,484 warrants outstanding with a strike price of $10 and an intrinsic value of $0.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of June 30, 2024, the Bank has met all capital adequacy requirements to which it is subject.

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

The following table presents actual and required capital ratios as of June 30, 2024 and December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$267,538	11.09%	$251,042	10.62%
For capital adequacy purposes	192,917	8.00	188,807	8.00
To be well capitalized	241,146	10.00	236,009	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$248,410	10.30%	$234,533	9.92%
For capital adequacy purposes	144,688	6.00	141,605	6.00
To be well capitalized	192,917	8.00	188,807	8.00
Common equity
(to risk-weighted assets)
Actual	$248,410	10.30%	$234,533	9.92%
For capital adequacy purposes	108,516	4.50	106,204	4.50
To be well capitalized	156,745	6.50	153,406	6.50
Tier 1 capital
(to average assets)
Actual	$248,410	9.17%	$234,533	14.10%
For capital adequacy purposes	108,337	4.00	66,526	4.00
To be well capitalized	135,421	5.00	83,158	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2024 and December 31, 2023, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2024 and December 31, 2023, the Company has an allowance for credit losses for off-balance sheet instruments of $1,969 and $2,189 respectively, included within the liabilities section of the balance sheet. The corresponding debit to provision for credit losses for the three and six months ended June 30, 2024 was $120 and $220, respectively. The provision for credit losses for the three and six months ended June 30, 2023 was $150 and $60, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

At June 30, 2024 and December 31, 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	June 30, 2024	December 31, 2023
Unfunded commitments under lines of credit:
Home equity loans	$115,914	$116,964
Commercial real estate, construction, and land development	142,814	186,966
Commercial and industrial	316,458	306,024
Total	$575,186	$609,954

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

12.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss)	$5,804	$1,347	$11,530	$(207)
Basic weighted average common shares outstanding	36,970,768	16,228,069	36,966,371	15,856,574
Net effect of dilutive stock options and warrants	2,353	—	4,637	—
Net effect of dilutive restricted stock awards	67,627	—	71,888	—
Diluted weighted average common shares outstanding	37,040,748	16,228,069	37,042,896	15,856,574
Net income (loss) per common share:
Basic	$0.16	$0.08	$0.31	$(0.01)
Diluted	$0.16	$0.08	$0.31	$(0.01)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	24,961	—	117,191	—
Warrants	—	—	—	—
Restricted Stock Awards	384,724	—	384,724	—
Total dilutive securities	409,685	—	501,915	—

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	599,000	284,200	506,500	214,700
Warrants	1,537,484	1,537,484	1,537,484	1,537,484
Restricted Stock Awards	120,000	—	120,000	—
Total anti-dilutive securities	2,256,484	1,821,684	2,163,984	1,752,184

13. DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2024, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amounts reclassified to interest expense were $387 thousand and $773 thousand for the three and six months ended June 30, 2024, respectively. Comparatively, the amounts reclassified to interest expense for both three and six months ended June 30, 2023 were $196 thousand. Over the next 12 months, the Company estimates that an additional $1.2 million will be reclassified as a reduction to interest expense.

The Company recorded $2.22 million and $716 thousand within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at June 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Pending Sale of New Jersey Solutions Centers
•
Partners Merger
•
Financial Highlights
•
Comparison of Financial Condition at June 30, 2024 and December 31, 2023
•
Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023.
•
Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023.
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
•
the timing and receipt of regulatory approvals to complete the sale of our New Jersey branches;
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

Pending Sale of New Jersey Solutions Centers

On May 9, 2024, the Bank entered into a purchase and assumption agreement (the “Agreement”) with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU will purchase certain assets and assume certain liabilities (the “Transaction”) of the New Jersey operations of the Bank, including all three branch locations (including two branch leases).

Under the Agreement, AHFCU will acquire approximately $116.2 million in loans, three branch locations (along with associated personal property and fixtures) and will assume approximately $96.8 million in deposits as of June 30, 2024. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch.

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

Financial Highlights

The following is a summary of the financial highlights as of and for the three and six months ended June 30, 2024:

•
Quarterly Net Income and Net Income Per Share - Net income was $5.8 million for the three months ended June 30, 2024, a $4.5 million increase from the same period in 2023 and an $78 thousand increase from the three months ended March 30, 2024 ("Linked Quarter"). Diluted net income per share was $0.16 for the three months ended June 30, 2024, compared to $0.08 per diluted share for the comparable period in 2023.
•
YTD Net Income (Loss) - Net income was $11.5 million for the six months ended June 30, 2024, a $11.7 million increase from a net loss of $207 thousand for the same period 2023.
•
Net Interest Income - Net interest income before provision for credit losses increased $16.4 million or 202.7% for the three months ended June 30, 2024 compared to the same period in 2023. Net interest margin for the second quarter of 2024 totaled 3.83%, representing a 102 basis points increase over the same period in 2023. Compared to the Linked Quarter, net interest income before provision for credit losses decreased $400 thousand and net interest margin decreased 20 basis points.
•
Loan Growth - Total gross loans held for investment increased by $63.3 million during the second quarter of 2024 to $2.19 billion at June 30, 2024, equating to an annualized growth rate of approximately 11.9%.
•
Deposit Growth - Total deposits grew by $80.1 million during the second quarter of 2024 to $2.36 billion at June 30, 2024, equating to an annualized growth rate of approximately 14.13%.

See the sections below for a complete analysis of the results of operations for the three and six months ended June 30, 2024.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets at June 30, 2024, were $2.86 billion, an increase of $189.3 million, or 7.09%, from $2.67 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $101.5 million, from $80.2 million at December 31, 2023 to $181.7 million at June 30, 2024, an increase in loans held for investment of $64.9 million, from $2.13 billion at December 31, 2023 to $2.19 billion at June 30, 2024, and an increase in securities available-for-sale from $115.5 million at December 31, 2023 to $140.1 million at June 30, 2024.

Cash and cash equivalents increased $101.5 million, or 126.53%, from $80.2 million at December 31, 2023 to $181.7 million at June 30, 2024. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $157.2 million;
•
Proceeds from long-term borrowings of $40.0 million;
•
Net cash from investment securities (calls, maturities, and principal repayments) of $6.8 million; and
•
Cash from operating activities of $5.6 million.

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $59.5 million;
•
Purchase of investment securities available for sale of $34.9 million;
•
Repayment of short-term borrowings of $10.0 million; and
•
Dividends paid of $5.5 million.

Securities available-for-sale increased by $24.6 million, with a balance of $140.1 million at June 30, 2024 and $115.5 million as of December 31, 2023. The increase was due to purchases of investment securities of $34.9 million, partially offset by calls/repayments totaling $6.8 million, and a decrease in the fair value of our securities of $2.0 million as a result of changes in market conditions. Securities held to maturity decreased $890 thousand, or 2.4% to $35.8 million at June 30, 2024 from $36.7 million at December 31, 2023. This decrease was primarily the result of principal repayments of $915 thousand.

Net loans receivable increased during the six months ended June 30, 2024 as shown in the table below:

(dollars in thousands)	June 30, 2024	December 31, 2023	Change	%
Agriculture loans	$66,937	$65,861	$1,076	1.63%
Construction loans	178,697	161,825	16,872	10.43
Commercial loans	240,376	232,412	7,964	3.43
Commercial real estate loans
Multifamily	195,814	176,843	18,971	10.73
Owner occupied	470,545	474,964	(4,419)	(0.93)
Non-owner occupied	577,448	551,481	25,967	4.71
Residential real estate loans
First liens	374,043	376,092	(2,049)	(0.54)
Second liens and lines of credit	68,990	66,648	2,342	3.51
Consumer and other loans	15,507	16,740	(1,233)	(7.37)
Municipal loans	4,362	5,244	(882)	(16.82)
Total Loans	2,192,719	2,128,110	64,609	3.04
Deferred costs	478	174	304	174.71
Allowance for credit losses	(26,288)	(23,767)	(2,521)	10.61
Total	$2,166,909	$2,104,517	62,392	2.96%

The above table does not include loans that are held for sale related to the New Jersey branch sale.

Commercial real estate loans increased $40.5 million during the first six months of 2024. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $66.4 million partially offset by net loan repayment activity. Construction loans increased $16.9 million during the first six months of 2024 primarily due to draws on existing loans with new loan originations for the year to date adding $16.7 million to the balance. Commercial loans increased $8.0 million from December 31, 2023, resulting from $25.8 million in balances on newly originated loans offset by net loan repayments on existing loans.

The allowance for credit losses related to loans increased $2.5 million from $23.77 million at December 31, 2023 to $26.29 million at June 30, 2024. The primary driver of the increased allowance for credit losses-loans was a measurement period adjustment resulting in a $2.3 million addition related to a loan from the Partners Merger that experienced credit deterioration that existed at acquisition and was considered purchase-credit deteriorated. The overall provision for credit losses for the six months ended June 30, 2024 was reduced by reversals of provisions for losses on unfunded commitments and securities. Refer to Note 5 within the Consolidated Financial Statements for further information.

Asset quality remained strong at June 30, 2024 with non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $10.6 million or 0.48% of total gross loans held for investment. This was compared to $7.3 million of non-performing loans at December 31, 2023, which equated to 0.34% of total gross loans held for investment. The increase in non-accrual loans was primarily due to the loan acquired in the Partners Merger described above. Additionally, our allowance for credit losses for loans totaled $26.3 million at June 30, 2024 and represented 1.20% of our total gross loans held for investment, compared to $23.8 million or 1.06% of our total gross loans at December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had no other real estate owned.

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

At June 30, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 378.10% of total risk based capital compared to 374.5% at December 31, 2023. Construction, land and land development loans represented 75.19% of total risk based capital at June 30, 2024 compared to 64.46% at December 31, 2023. These percentages of non-owner-occupied commercial real estate loans to total risk based capital, and construction loans to total risk based capital were calculated using total loans, including loans held for sale as of June 30, 2024, in accordance with prevailing regulatory guidance. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, and loan-to-value ratios. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At June 30, 2024 and December 31, 2023, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Deposits grew by $161.7 million, or 7.35%, to $2.36 billion at June 30, 2024 from $2.20 billion at December 31, 2023. Changes in the deposit types are presented in the table below:

(in thousands)	June 30, 2024	December 31, 2023	Change	%
Demand, noninterest-bearing	$661,292	$624,780	$36,512	5.8%
Demand, interest-bearing	474,964	425,551	49,413	11.6
Money market and savings	565,330	554,204	11,126	2.0
Time deposits, $250,000 and over	147,855	128,334	19,521	15.2
Time deposits, other	366,642	346,519	20,123	5.8
Brokered deposits	144,429	119,411	25,018	21.0
Total deposits	$2,360,512	$2,198,799	$161,713	7.4%

The above table does not include deposits that are held for sale related to the New Jersey branch sale.

The increase of $85.9 million in demand deposits during the first six months of 2024 was the result of new accounts opened during the first half of 2024, primarily interest-bearing, partially offset by net decreases in existing account balances, with new accounts contributing approximately $98.0 million in balance at June 30, 2024. New accounts opened during the first half of 2024 also explained the growth in money market and savings accounts, contributing $35.1 million to the overall balance growth of $11.1 million.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $796.9 million, or 32.43% of total deposits and $713.4 million, or 31.04% of total deposits at June 30, 2024 and December 31, 2023, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of June 30, 2024 and December 31, 2023, the total uninsured deposits includes $41.1 million and $41.2 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At June 30, 2024 and December 31, 2023, long-term borrowings consisted of $40.0 million and $0, respectively, in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its overnight borrowings with a lower cost, $40.0 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

At June 30, 2024 and December 31, 2023, short term FHLB advances were $0 and $10.0 million, respectively.

During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of June 30, 2024 contains $75 million of one-month maturity brokered deposits that matured in July 2024. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or October 1, 2025. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.4 million and $40.5 million at June 30, 2024 and December 31, 2023, respectively.

Subordinated notes with carrying value of $21.4 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year for 18 additional months.

Total shareholders’ equity increased by $5.6 million, or 2.1%, to $271.4 million at June 30, 2024 from $265.8 million at December 31, 2023. The increase was primarily attributable to net income of $11.5 million for the first six months ended June 30, 2024. This increase was offset by dividends of $5.5 million for the six months ended June 30, 2024 and a dissolution of a minority interest of $483 thousand.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

General: Net income was $5.8 million for the three months ended June 30, 2024, or $0.16 per diluted share, an increase of $4.5 million compared to net income of $1.3 million, or $0.08 per diluted share, for the three months ended June 30, 2023.

The increase in net income for the three months ended June 30, 2024, as compared to the same prior year period was primarily the result of an increase in interest and dividend income of $25.1 million and an increase in non-interest income of $972 thousand. Offsetting the increase in net income was an increase in interest expense of $8.7 million, and an increase in non-interest expense of $11.1 million primarily as a result of the increase in salaries and employee benefits of $5.9 million due to the Partners Merger for the three months ended June 30, 2024 as compared to the same prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the three months ended June 30, 2024 to the same period in 2023. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 4.75% - 5.00% as of June 30, 2023 and a range of 5.25% - 5.50% as of June 30, 2024. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions to contract when comparing the second quarter of 2024 to the second quarter of 2023 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. While this trend is generally accurate across the broader banking sector, our results for the second quarter of 2024 have been positively impacted by the Partners Merger by adding increased yield on interest earning assets which outpaced the rise in funding costs when compared to the same period in 2023. As shown in the table below and subsequent discussion, the average yield on interest earning assets increased

119 basis points when comparing the second quarter of 2024 to the second quarter of 2023, while our average cost of funds increased 14 basis points over that same period, resulting in an increase to net interest margin of 102 basis points.

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

	For the Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$121,340	$1,395	4.62%	$66,149	$708	4.29%
Securities
Taxable (1)	125,885	1,592	5.09%	86,366	822	3.82%
Tax-Exempt	41,776	443	4.26%	39,139	378	3.87%
Total Securities	167,661	2,035	4.88%	125,505	1,200	3.84%
Total Cash Equiv. and Investments	289,001	3,430	4.77%	191,654	1,908	3.99%
Total Loans (3)(4)	2,280,041	36,112	6.37%	963,824	12,499	5.20%
Total Interest-Earning Assets	2,569,042	39,542	6.19%	1,155,478	14,407	5.00%
Other Assets	212,097			95,531
Total Assets	$2,781,139			$1,251,009
Interest bearing demand(5)	$446,109	$2,457	2.22%	$243,539	$1,261	2.08%
Money market demand(5)	581,223	3,271	2.26%	244,355	1,589	2.61%
Time deposits(5)	642,919	7,343	4.59%	299,398	2,392	3.20%
Total Borrowings (6)	151,596	1,894	5.02%	95,792	995	4.17%
Total Interest-Bearing Liabilities	1,821,847	14,965	3.30%	883,084	6,237	2.83%
Non Int Bearing Deposits(5)	657,939			209,072
Total Cost of Funds	$2,479,786	$14,965	2.43%	$1,092,156	$6,237	2.29%
Other Liabilities	31,519			17,073
Total Liabilities	$2,511,305			$1,109,229
Shareholders' Equity	$269,834			$141,780
Total Liabilities & Shareholders' Equity	$2,781,139			$1,251,009
Net Interest Income/Spread (FTE)		24,577	2.89%		8,170	2.17%
Tax-Equivalent Basis Adjustment		(93)			(81)
Net Interest Income		$24,484			$8,089
Net Interest Margin			3.83%			2.81%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the balances of loans held for sale
(5) Includes the balances of deposits held for sale
(6) Includes the effect of the interest rate swap, which reduced interest expense by $387 thousand during the three months ended June 30, 2024.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30, 2024 vs. 2023 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$100	$587	$687
Securities
Taxable	395	375	770
Tax-Exempt	40	25	65
Total Securities	435	400	835
Total Loans	6,633	16,980	23,613
Total Interest-Earning Assets	7,168	17,967	25,135
Interest Expense:
Interest bearing demand	155	1,041	1,196
Money market demand	(506)	2,188	1,682
Time deposits	2,225	2,726	4,951
Total Borrowings	320	579	899
Total Interest-Bearing Liabilities	2,194	6,534	8,728
Change in Net Interest Income	$4,974	$11,433	$16,407

Net Interest Income: Net interest income increased by $16.4 million, or 202.68%, to $24.5 million for the three months ended June 30, 2024, compared to $8.1 million for the three months ended June 30, 2023. The increase can be mostly attributed to higher average balances in loans as well as a 119 basis points increase in the average yield on interest-earning assets. The increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities due to the higher interest rate environment and an increase in average interest bearing liabilities. The increase in average balances of interest earning assets and interest bearing liabilities was a result of the completion of the Partners Merger. The net interest margin increased 102 basis points to 3.83% for the three months ended June 30, 2024 from 2.81% for the three months ended June 30, 2023.

Interest Income: Interest income increased to $39.5 million for the three months ended June 30, 2024, compared with $14.3 million for the three months ended June 30, 2023 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in the average balance of interest earning assets which increased $1.41 billion to $2.57 billion for the three months ended June 30, 2024 compared to $1.16 billion for the comparable period in 2023 contributed $18.0 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $1.32 billion to $2.28 billion for the three months ended June 30, 2024 as compared to the same period in 2023, as a result of growth in the commercial loan portfolio primarily due to the completion of the Partners Merger and, contributed $16.98 million to the increase in interest income. The average yield on loans increased 117 basis points on an annualized basis from 5.20% for the three months ended June 30, 2023 to 6.37% for the three months ended June 30, 2024, which contributed $6.6 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Partners Merger contributed $3.3 million to the increase in interest income during the three months ended June 30, 2024. Overall the average yield of interest earning assets increased 119 basis points on an annualized basis to 6.19% for the three months ended June 30, 2024 as compared to the same period in 2023 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield earned on loans due to the current higher interest rate environment.

Interest Expense: Interest expense increased by $8.7 million, or 139.94%, to $15.0 million for the three months ended June 30, 2024, compared to $6.2 million for the three months ended June 30, 2023. The increase in interest expense was primarily due to the increase in the average balance of interest bearing liabilities, which increased $938.8 million to $1.82 billion for the three months ended June 30, 2024 compared to $883.1 million for the three months ended June 30, 2023 as a result of the increase in the average balance of our deposits and borrowings due to the completion of the Partners Merger. The increase in interest expense was also impacted by an increase in interest paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities increased 47 basis points on an annualized basis from 2.83% for the three months ended June 30, 2023 to 3.30% for the three months ended June 30, 2024 due to the high interest rate environment and in particular its impact on deposit cost. Normal amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $591 thousand to the increase in interest expense during the three months ended June 30, 2024. Interest expense on borrowings was reduced by $384 thousand during the second quarter of 2024 due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses was $0 for the three months ended June 30, 2024, compared to a credit to credit losses of $493 thousand for the three months ended June 30, 2023. No provision for credit losses was required for the three months ended June 30, 2024 due primarily to the transfer of loans to held for sale related to the New Jersey branch sale and the shifting of $120 thousand from the allowance for credit losses on unfunded commitments.

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

Non-interest Income: Non-interest income increased by $972 thousand to $1.9 million for the three months ended June 30, 2024, from $886 thousand recognized during the same period in 2023. The increase was primarily due to an increase of $668 thousand in service charges on deposit accounts.

Non-interest Expense: Non-interest expense increased $11.1 million, or 141.81%, to $18.9 million for the three months ended June 30, 2024 from $7.8 million for the three months ended June 30, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $5.9 million related to an increase in the number of employees due to the completion of the Partners Merger; (2) an increase of $1.1 million in intangible amortization; (3) an increase of $931 thousand in equipment and data processing; (4) an increase of $863 thousand in occupancy expense related to increased property maintenance costs, lease costs, and deprecation expense mostly related to facilities acquired in the Partners Merger; and (5) an increase of $575 thousand in other expenses.

Income Tax Expense: Income tax expense for the three months ended June 30, 2024 totaled $1.6 million compared to an income tax expense of $305 thousand for the same period in 2023 as a result of an increase in income before income tax expense. The income tax expense recognized for the three months ended June 30, 2024 and 2023 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the three months ended June 30, 2024 at an effective tax rate of 22.0%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is compared to income tax expense for the three months ended June 30, 2023 which resulted in an effective tax rate of 18.46% which is less than our federal statutory rate of 21%.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

General: Net income was $11.5 million for the six months ended June 30, 2024, or $0.31 per diluted share, an increase of $11.7 million compared to a net loss of $207 thousand, or ($0.01) per diluted share, for the six months ended June 30, 2023.

The increase in net income for the six months ended June 30, 2024, as compared to the same prior year period was primarily the result of an increase in interest and dividend income of $50.9 million and an increase in noninterest income of $4.6 million. Offsetting the increase in net income was an increase in interest expense of $17.6 million, and an increase in non-interest expense of $22.6 million primarily as a result of the increase in salaries and employee benefits of $12.9 million due to the Partners Merger for the six months ended June 30, 2024 as compared to the same prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the six months ended June 30, 2024 to the same period in 2023. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 4.75% - 5.00% as of June 30, 2023 and a range of 5.25% - 5.50% as of June 30, 2024. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions to contract when comparing the first six months of 2024 to the same period in 2023 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. While this trend is generally accurate across the broader banking sector, our results for the first six months of 2024 have been positively impacted by the Partners Merger by adding increased yield on interest earning assets which outpaced the rise in funding costs when compared to the same period in 2023. As shown in the following table and subsequent discussion, our average yield on interest earning assets increased 133 basis points when comparing the six months ended June 30, 2024 to the same period in 2023, while our average cost of funds increased 25 basis points over that same period, resulting in an increase to net interest margin of 106 basis points.

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

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$102,471	$2,293	4.50%	$55,618	$983	3.56%
Securities
Taxable (1)	121,333	2,983	4.94%	84,101	1,475	3.54%
Tax-Exempt	42,344	900	4.27%	38,774	756	3.93%
Total Securities	163,677	3,883	4.77%	122,875	2,231	2.43%
Total Cash Equiv. and Investments	266,148	6,176	4.67%	178,493	3,214	3.63%
Total Loans (3)(4)	2,263,595	72,237	6.42%	952,142	24,261	5.14%
Total Interest-Earning Assets	2,529,743	78,413	6.23%	1,130,635	27,475	4.90%
Other Assets	211,138			93,481
Total Assets	$2,740,881			$1,224,116
Interest bearing demand(5)	$437,011	$4,400	2.02%	$246,235	$2,449	2.01%
Money market demand(5)	584,121	6,445	2.22%	245,747	2,939	2.41%
Time deposits(5)	628,616	14,073	4.50%	295,440	4,371	2.98%
Total Borrowings (6)	144,509	3,938	5.48%	76,820	1,514	3.97%
Total Interest-Bearing Liabilities	1,794,257	28,856	3.23%	864,242	11,273	2.63%
Non Int Bearing Deposits(5)	646,728			202,610
Total Cost of Funds	$2,440,985	$28,856	2.38%	$1,066,852	$11,273	2.13%
Other Liabilities	31,360			16,905
Total Liabilities	$2,472,345			$1,083,757
Shareholders' Equity	$268,536			$140,359
Total Liabilities & Shareholders' Equity	$2,740,881			$1,224,116
Net Interest Income/Spread (FTE)		49,557	3.00%		16,202	2.27%
Tax-Equivalent Basis Adjustment		(189)			(159)
Net Interest Income		$49,368			$16,043
Net Interest Margin			3.92%			2.86%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the balances of loans held for sale
(5) includes the balances of deposits held for sale
(6) Includes the effect of the interest rate swap, which reduced interest expense by $773 thousand during the six months ended June 30, 2024.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2024 vs. 2023 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$479	$831	$1,310
Securities
Taxable	853	655	1,508
Tax-Exempt	74	70	144
Total Securities	927	725	1,652
Total Loans	14,408	33,568	47,976
Total Interest-Earning Assets	15,814	35,124	50,938
Interest Expense:
Interest bearing demand	22	1,929	1,951
Money market demand	(549)	4,055	3,506
Time deposits	4,751	4,951	9,702
Total Borrowings	1,085	1,339	2,424
Total Interest-Bearing Liabilities	5,309	12,274	17,583
Change in Net Interest Income	$10,505	$22,850	$33,355

Net Interest Income: Net interest income increased by $33.3 million, or 207.7%, to $49.4 million for the six months ended June 30, 2024, compared to $16.0 million for the six months ended June 30, 2023. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets and an increase in the average yield on interest earning assets as compared to the same period in 2023. The increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities due to the higher interest rate environment and an increase in average interest bearing liabilities. The increase in average balances of interest earning assets and interest bearing liabilities was a result of the completion of the Partners Merger. The net interest margin increased 106 basis points to 3.92% for the six months ended June 30, 2024 from 2.86% for the six months ended June 30, 2023.

Interest Income: Interest income increased to $78.2 million for the six months ended June 30, 2024, compared with $27.3 million for the six months ended June 30, 2023 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $1.40 billion to $2.53 billion for the six months ended June 30, 2024 compared to $1.13 billion for the comparable period in 2023 contributed $35.1 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans as a result of growth in the commercial loan portfolio which increased $1.3 billion to $2.26 billion for the six months ended June 30, 2024 as compared to the same period in 2023. The average yield on loans increased 128 basis points on an annualized basis from 5.14% for the six months ended June 30, 2023 to 6.42% for the six months ended June 30, 2024, which contributed $14.4 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to loans acquired through the Partners Merger contributed $8.1 million to interest income during the six months ended June 30, 2024. Overall the average yield of interest earning assets increased 133 basis points on an annualized basis to 6.23% for the six months ended June 30, 2024 as compared to the same period in 2023 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of interest earning cash, securities and loans.

Interest Expense: Interest expense increased by $17.6 million, or 155.97%, to $28.9 million for the six months ended June 30, 2024, compared to $11.3 million for the six months ended June 30, 2023. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities, which increased $930.0 million to $1.79 billion for the six months ended June 30, 2024 compared to the $864.2 million for the six months ended June 30, 2023 as a result of the increase in the average balance of our deposits and borrowings due to the completion of the Partners Merger. The increase in interest expense was also impacted by an increase in interest paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities increased 60 basis points on an annualized basis from 2.63% for the six months ended June 30, 2023 to 3.23% for the six months ended June 30, 2024 due to the high interest rate environment and in particular its impact on deposits costs. Normal amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $1.6 million to the increase in interest expense during the six months ended June 30, 2024. Interest expense on borrowings was reduced by $773 thousand due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses increased by $240 thousand from a credit to the provision of $200 thousand for the six months ended June 30, 2023 to a provision of $40 thousand for the six months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2024 consisted of $230 thousand related to loans, ($220) thousand related to unfunded commitments, and ($10) thousand related to held-to-maturity securities. The majority of the provision for credit losses can be attributable to an increase in the qualitative loss factors at June 30, 2024 when compared to June 30, 2023.

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

Non-interest Income: Non-interest income increased by $4.6 million to $3.6 million for the six months ended June 30, 2024, from a net loss of approximately $1.0 million recognized during the same period of 2023. The increase was primarily the result of a loss on the sale in the first half of 2023 of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the 2023 first quarter. The Company sold our investment and recognized a loss of $2.4 million during the six months ended June 30, 2023. Service charges on deposit accounts increased $1.2 million, from $396 thousand for the six months ended June 30, 2023 to $1.6 million for the six months ended June 30, 2024.

Non-interest Expense: Non-interest expense increased $22.6 million, or 145.29%, from $15.6 million for the six months ended June 30, 2023 to $38.2 million for the six months ended June 30, 2024. The increase was primarily due to: (1) an increase in salaries and employee benefits expense of $12.9 million related to an increase in the number of employees due to the completion of the Partners Merger; (2) an increase of $2.3 million of amortization of intangible assets as a result of intangibles acquired from the Partners Merger; (3) an increase of $2.1 million in equipment and data processing costs; and (4) an increase of $1.7 million in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to facilities acquired in the Partners Merger.

Income Tax Expense: Income tax expense for the six months ended June 30, 2024 totaled $3.2 million compared to an income tax benefit of $70 thousand for the same period in 2023 as a result of an increase in income before income tax expense. The income tax expense recognized for the six months ended June 30, 2024 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the six months ended June 30, 2024 at an effective tax rate of 21.9%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is compared to income tax benefit for the six months ended June 30, 2023 which resulted in an effective tax rate of 25.3%.

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
The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of June 30, 2024, totaled $609.1 million, or 92.24% of our certificates of deposit, and 25.80% of total deposits. Of these certificates of deposit, $144.4 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, management noted that approximately 8.42% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At June 30, 2024, the Company had $40.0 million in outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $623.1 million.

In addition to our available borrowing capacity at the FHLB, the Company has lines of credit with multiple financial institutions that provide an available $77 million of additional liquidity at June 30, 2024. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $31.8 million at June 30, 2024.

The following table shows the Company's available liquidity at June 30, 2024.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$663,127	$40,000	$623,127
Federal Reserve Bank Discount Window	31,780	-	31,780
Correspondent Banks	77,000	-	77,000
Total	$771,907	$40,000	$731,907

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2024 and December 31, 2023, the Bank met the capital requirements to be considered “well capitalized.” See Note 10 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2024, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 8-K, filed December 1, 2023

10.1	Branch Purchase and Assumption Agreement by and between American Heritage Federal Credit Union and LINKBANK, dated May 9, 2024

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2024

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)