Form 10-Q
period 2024-09-30
LINKBANCORP, Inc.
filed 2024-11-08
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 37,370,317 shares as of November 6, 2024.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$15,295	$13,089
Interest-bearing deposits with other institutions	175,937	67,101
Cash and cash equivalents	191,232	80,190
Securities available for sale, at fair value	149,315	115,490
Securities held to maturity (Fair value of $32,823 and $34,236, respectively)	34,626	36,735
Less: Allowance for credit losses - securities	(471)	(512)
Securities held to maturity, net	34,155	36,223
Loans receivable	2,215,868	2,128,284
Less: Allowance for credit losses - loans	(26,542)	(23,767)
Net loans	2,189,326	2,104,517
Investments in restricted bank stock	4,904	3,965
Premises and equipment, net	17,623	20,130
Right-of-Use Asset – Premises	14,150	15,497
Bank-owned life insurance	51,646	48,847
Goodwill	58,806	56,968
Other intangible assets, net	22,118	25,733
Deferred tax asset	21,662	24,153
Assets held for sale	104,660	115,499
Accrued interest receivable and other assets	20,344	22,113
TOTAL ASSETS	$2,879,941	$2,669,325
LIABILITIES
Deposits:
Demand, noninterest bearing	$658,473	$624,780
Interest bearing	1,714,179	1,574,019
Total deposits	2,372,652	2,198,799
Long-term borrowings	40,000	—
Short-term borrowings	—	10,000
Note payable	572	590
Subordinated debt	61,843	61,444
Lease liabilities	14,911	16,361
Allowance for credit losses - unfunded commitments	1,857	2,189
Liabilities held for sale	94,228	99,777
Accrued interest payable and other liabilities	16,525	14,369
TOTAL LIABILITIES	2,602,588	2,403,529
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock (At September 30, 2024 and December 31, 2023: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At September 30, 2024 and December 31, 2023: $0.01 par value; 50,000,000 shares authorized; 37,361,560 and 37,340,700 shares issued and outstanding, respectively.)	370	369
Surplus	264,059	263,310
Retained earnings	15,147	4,843
Accumulated other comprehensive loss	(2,223)	(3,209)
Total equity attributable to parent	277,353	265,313
Noncontrolling interest in consolidated subsidiary	—	483
TOTAL SHAREHOLDERS' EQUITY	277,353	265,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,879,941	$2,669,325

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$36,856	$13,068	$109,093	$37,330
Investment securities and certificates of deposit:
Taxable	1,683	833	4,666	2,309
Exempt from federal income tax	359	300	1,069	895
Other	1,296	577	3,590	1,561
Total interest and dividend income	40,194	14,778	118,418	42,095
INTEREST EXPENSE
Deposits	13,292	5,434	38,210	15,193
Other borrowings	949	550	2,967	1,196
Subordinated debt	972	442	2,892	1,311
Total interest expense	15,213	6,426	44,069	17,700
NET INTEREST INCOME BEFORE PROVISION FOR (CREDIT TO) CREDIT LOSSES	24,981	8,352	74,349	24,395
Provision for (credit to) credit losses	84	(349)	125	(549)
NET INTEREST INCOME AFTER PROVISION FOR (CREDIT TO) CREDIT LOSSES	24,897	8,701	74,224	24,944
NONINTEREST INCOME
Service charges on deposit accounts	1,052	198	2,697	593
Bank-owned life insurance	430	177	1,199	488
Net realized gains (losses) on the sales of debt securities	—	—	4	(2,370)
Gain on sale of loans	138	—	200	296
Other	1,060	505	2,167	905
Total noninterest income	2,680	880	6,267	(88)
NONINTEREST EXPENSE
Salaries and employee benefits	9,855	4,193	30,914	12,350
Occupancy	1,440	701	4,577	2,104
Equipment and data processing	1,640	934	5,290	2,519
Professional fees	763	363	2,299	1,162
FDIC insurance and supervisory fees	812	276	1,709	619
Bank shares tax	752	278	2,103	834
Intangible amortization	1,205	59	3,615	179
Merger & restructuring expenses	171	777	858	1,679
Advertising	163	77	505	268
Other	1,651	336	4,731	1,833
Total noninterest expense	18,452	7,994	56,601	23,547
Income before income tax expense	9,125	1,587	23,890	1,309
Income tax expense	2,030	347	5,265	276
NET INCOME	$7,095	$1,240	$18,625	$1,033
EARNINGS PER SHARE, BASIC	$0.19	$0.08	$0.50	$0.06
EARNINGS PER SHARE, DILUTED	$0.19	$0.08	$0.50	$0.06
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	36,983,637	16,235,144	36,972,127	15,984,151
DILUTED	37,090,111	16,235,144	37,061,512	15,984,151

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In Thousands)
Net income	$7,095	$1,240	$18,625	$1,033
Components of other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	4,058	(2,812)	2,086	(2,405)
Tax effect	(854)	591	(440)	503
Net of tax amount	3,204	(2,221)	1,646	(1,902)

Unrealized (loss) gain on cash flow hedges	(1,952)	1,716	320	3,835
Adjustment for amounts reclassified into net income	(383)	(375)	(1,156)	(572)
Tax effect	490	(282)	176	(685)
Net of tax amount	(1,845)	1,059	(660)	2,578

Total other comprehensive income (loss)	1,359	(1,162)	986	676
Total comprehensive income	$8,454	$78	$19,611	$1,709

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2024	37,356,278	$370	$263,795	$10,826	$(3,582)	$271,409
Net income	—	—	—	7,095	—	7,095
Dividends declared ($0.075 per share)	—	—	—	(2,774)	—	(2,774)
Employee stock purchase plan	7,641	—	44	—	—	44
Stock compensation amortization	—	—	220	—	—	220
Retirement of restricted shares	(2,359)	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,359	1,359
Balance, September 30, 2024	37,361,560	$370	$264,059	$15,147	$(2,223)	$277,353

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2023	16,228,440	$162	$127,818	$19,039	$(4,567)	$142,452
Net income	—	—	—	1,240	—	1,240
Dividends declared ($0.075 per share)	—	—	—	(1,217)	—	(1,217)
Employee stock purchase plan	7,431	—	—	—	—	—
Stock option expense	—	—	38	—	—	38
Other comprehensive loss	—	—	—	—	(1,162)	(1,162)
Balance, September 30, 2023	16,235,871	$162	$127,856	$19,062	$(5,729)	$141,351

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	18,625	—	18,625	—	18,625
Dividends declared ($0.225 per share)	—	—	—	(8,321)	—	(8,321)	—	(8,321)
Exercise of stock options	1,777	—	11	—	—	11	—	11
Employee stock purchase plan	21,442	1	98	—	—	99	—	99
Stock compensation amortization	—	—	640	—	—	640	—	640
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Retirement of restricted shares	(2,359)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	986	986	—	986
Balance, September 30, 2024	37,361,560	$370	$264,059	$15,147	$(2,223)	$277,353	$-	$277,353

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)
Balance, January 1, 2023 as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134
Net income	—	—	—	1,033	—	1,033
Dividends declared ($0.225 per share)	—	—	—	(3,652)	—	(3,652)
Issuance of shares of common stock, net proceeds	1,282,052	13	9,967	—	—	9,980
Employee stock purchase plan	14,179	—	84	—	—	84
Stock option expense	—	—	96	—	—	96
Other comprehensive income	—	—	—	—	676	676
Balance, September 30, 2023	16,235,871	$162	$127,856	$19,062	$(5,729)	$141,351

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$18,625	$1,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (credit to) credit losses	125	(549)
Depreciation	1,472	779
Amortization of intangible assets	3,615	179
Accretion of discounts, net	(8,796)	(447)
Origination of loans to be sold	(6,722)	(3,745)
Proceeds from loan sales	6,922	4,041
Gain on sale of loans	(200)	(296)
Share-based and deferred compensation	1,338	627
Bank-owned life insurance income	(1,199)	(488)
(Gain) loss on sale of debt securities, available for sale	(4)	2,370
Change in accrued interest receivable and other assets	3,062	328
Change in accrued interest payable and other liabilities	1,458	(495)
Other, net	(113)	—
Net cash used in operating activities	19,583	3,337

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,691	1,847
Proceeds from calls and maturities	8,375	-
Proceeds from principal repayments	8,920	5,645
Purchases	(50,379)	(9,756)
Investment securities held to maturity:
Proceeds from principal repayments	2,137	2,379
Purchases	—	(11,289)
Proceeds from redemptions of certificates of deposit with other banks	—	5,374
Purchase of restricted investment in bank stocks	(13,131)	(6,862)
Redemption of restricted investment in bank stocks	12,192	7,132
Increase in loans, net	(65,137)	(49,565)
Purchase of bank-owned life insurance	(1,600)	(5,000)
Cash paid to buy-out minority interest	(483)	—
Proceeds from disposal of premises and equipment	2,310	—
Purchase of premises and equipment	(1,389)	(664)
Net cash used in investing activities	(96,494)	(60,759)

FINANCING ACTIVITIES
Increase in deposits, net	166,164	95,000
Change in short-term borrowings, net	(10,000)	(5,938)
Proceeds from long-term borrowings	40,000	—
Issuance of shares from exercise of stock options	11	—
Dividends paid	(8,321)	(3,652)
Net proceeds from issuance of common stock	99	9,980
Net cash provided by financing activities	187,953	95,390
Increase in cash and cash equivalents	111,042	37,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,190	30,011
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191,232	$67,979

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$43,056	$17,331
Income taxes	$—	$—
Reclassification of New Jersey branch loans from portfolio loans to assets held-for-sale, net	$10,839	$—
Reclassification of New Jersey branch assets to assets held-for-sale	$197	$—
Reclassification of New Jersey branch deposits to liabilities held-for-sale, net	$(5,549)	$—
Reclassification of New Jersey branch liabilities to liabilities held-for-sale	$(159)	$—

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

Under the Agreement, AHFCU will acquire substantially all of the loans, three branch locations (along with associated personal property and fixtures) and will assume substantially all of the deposits. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch. As of September 30, 2024, approximately $102.3 million in loans and $94.0 million in deposits were classified as held for sale in connection with the Transaction.

The Transaction is expected to close in the fourth quarter of 2024 or the first quarter of 2025 and is subject to receipt of regulatory approvals and certain other customary closing conditions.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2024 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment's expenses, even for companies with only one reportable segment. This Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance; however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company's income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. For public business entities, this Update is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance; however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of Partners and LINKBANCORP as if the Partners Merger occurred as of January 1, 2022 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. Merger related expenses incurred by the Company during the year ended December 31, 2023 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Partners merged with LINKBANCORP, Inc. at the beginning of 2023. The pro forma amounts for the three and nine months ended September 30, 2023 do not reflect the anticipated cost savings that had not yet been realized.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2023	2023
Net interest income	$26,487	$78,094
Non-interest income	1,986	3,320
Net income (loss)	7,519	18,820
Basic earnings (loss) per common share	$0.20	$0.51
Diluted earnings (loss) per common share	$0.20	$0.51

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	September 30, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$11,935	$442	$—	$—	$12,377
Obligations of state and political subdivisions	51,124	134	(2,663)	—	48,595
Mortgage-backed securities in government-sponsored entities	88,528	1,333	(2,033)	—	87,828
Other securities	524	—	(9)	—	515
	$152,111	$1,909	$(4,705)	$—	$149,315

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,198)	$13,802	$(471)
Structured mortgage-backed securities	19,626	2	(607)	19,021	—
	$34,626	$2	$(1,805)	$32,823	$(471)

	December 31, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,711	$279	$(5)	$—	$12,985
US Government Treasury securities	4,925	17	—	—	4,942
Obligations of state and political subdivisions	49,640	420	(3,015)	—	47,045
Mortgage-backed securities in government-sponsored entities	50,795	515	(3,129)	—	48,181
Other securities	2,301	49	(13)	—	2,337
	$120,372	$1,280	$(6,162)	$—	$115,490

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,592)	$13,408	$(512)
Structured mortgage-backed securities	21,735	—	(907)	20,828	—
	$36,735	$—	$(2,499)	$34,236	$(512)

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	September 30, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
Obligations of state and political subdivisions	5,216	(76)	32,544	(2,587)	37,760	(2,663)
Mortgage-backed securities in government-sponsored entities	4,146	—	32,078	(2,033)	36,224	(2,033)
Other securities	—	—	481	(9)	481	(9)
	$9,362	$(76)	$65,103	$(4,629)	$74,465	$(4,705)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,995	$(5)	$—	$—	$1,995	$(5)
Obligations of state and political subdivisions	4,836	(247)	27,736	(2,768)	32,572	(3,015)
Mortgage-backed securities in government-sponsored entities	4,703	(136)	31,249	(2,993)	35,952	(3,129)
Other securities	—	—	601	(13)	601	(13)
	$11,534	$(388)	$59,586	$(5,774)	$71,120	$(6,162)

No allowance for credit losses on available for sale debt securities was needed at September 30, 2024 or December 31, 2023. The Company reviews its position quarterly and believes that as of September 30, 2024 and December 31, 2023, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 175 and 164 available for sale debt securities with unrealized losses at September 30, 2024 and December 31, 2023, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

that are not expected to result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $710 thousand at September 30, 2024 and is excluded from the estimate of credit losses.

There were 11 and 12 held to maturity debt securities with unrealized losses at September 30, 2024 and December 31, 2023, respectively.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following tables present the activity in the allowance for credit losses for corporate debentures held to maturity for the three and nine months ended September 30, 2024 and 2023.

For the Three Months Ended September 30,
(in Thousands)	2024
Balance, June 30, 2024	$502
Changes in the allowance for credit losses	(31)
Balance September 30, 2024	$471

For the Three Months Ended September 30,
(in Thousands)	2023
Balance, June 30, 2023	$586
Changes in the allowance for credit losses	(74)
Balance September 30, 2023	$512

For the Nine Months Ended September 30,
(in Thousands)	2024
Balance, December 31, 2023	$512
Changes in the allowance for credit losses	(41)
Balance September 30, 2024	$471

For the Nine Months Ended September 30,
(in Thousands)	2023
Balance, December 31, 2022	$-
Impact of adopting ASC 326	602
Changes in the allowance for credit losses	51
Securities charged-off	(141)
Balance, September 30, 2023	$512

Accrued interest receivable on held-to-maturity debt securities totaled $180 thousand at September 30, 2024 which is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

As of September 30, 2024, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,072	$2,068	$3,000	$2,980
Due after one year through five years	13,693	13,621	3,000	2,959
Due after five years through ten years	20,162	19,749	9,000	7,863
Due after ten years	27,132	25,534	—	—
Mortgage-backed securities and Collateralized mortgage obligations	88,528	87,828	19,626	19,021
Other securities	524	515	—	—
	$152,111	$149,315	$34,626	$32,823

The following tables summarize sales of debt securities for the three and nine months ended September 30, 2024 and 2023. There were no sales of debt securities for the three months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
(In Thousands)	2024	2023
Proceeds	$1,691	$1,847
Gross gains	4	—
Gross losses	—	2,370
Net gains (losses)	$4	$(2,370)

The tax (provision) benefit related to these realized gains and losses was approximately ($1) and $498 as of September 30, 2024 and 2023, respectively.

The Company had pledged debt securities with a carrying value of $61.4 million and $65.9 million to secure public deposits and certain borrowing capacity as of September 30, 2024 and December 31, 2023, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

4.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	September 30, 2024	December 31, 2023
Agriculture and farmland loans	$65,166	$65,861
Construction loans	162,032	161,825
Commercial & industrial loans	235,144	232,412
Commercial real estate loans
Multifamily	206,867	176,843
Owner occupied	479,361	474,964
Non-owner occupied	598,681	551,481
Residential real estate loans
First liens	374,130	376,092
Second liens and lines of credit	72,061	66,648
Consumer and other loans	17,496	16,740
Municipal loans	4,296	5,244
	2,215,234	2,128,110
Deferred costs	634	174
Allowance for credit losses	(26,542)	(23,767)
Total	$2,189,326	$2,104,517

The above table does not include loans that are held for sale related to the New Jersey branch sale.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, Delaware, and southern New Jersey. A significant portion of the loan portfolio is secured by real estate.

At September 30, 2024 and December 31, 2023 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $647 thousand and $264 thousand, respectively.

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at September 30, 2024 and December 31, 2023.

Accrued interest receivable on loans totaled $8,577 at September 30, 2024 and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2024 and 2023.

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended September 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$12
Construction	1,841	—	1	(537)	1,305
Commercial & industrial	3,435	—	37	(368)	3,104
Commercial real estate
Multifamily	1,914	—	—	263	2,177
Owner occupied	5,882	(23)	—	148	6,007
Non-owner occupied	8,026	—	—	730	8,756
Residential real estate
First liens	4,047	—	6	(285)	3,768
Second liens and lines of credit	977	—	3	119	1,099
Municipal	64	—	—	1	65
Consumer	91	—	4	154	249
Total	$26,289	$(23)	$51	$225	$26,542

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended September 30, 2023
Allowance for credit losses:
Agriculture and farmland	$209	$—	$—	$(130)	$79
Construction	728	—	—	(275)	453
Commercial & industrial	729	—	—	126	855
Commercial real estate				—
Multifamily	673	—	—	(254)	419
Owner occupied	1,559	—	—	197	1,756
Non-owner occupied	4,350	—	—	(220)	4,130
Residential real estate				—
First liens	1,397	—	11	44	1,452
Second liens and lines of credit	383	—	1	(58)	326
Municipal	7	—	—	—	7
Consumer	22	—	—	2	24
Unallocated	171	—	—	292	463
Total	$10,228	$-	$12	$(276)	$9,964

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Nine Months Ended September 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$—	$12
Construction	959	—	3	—	343	1,305
Commercial & industrial	2,940	(10)	46	—	128	3,104
Commercial real estate
Multifamily	1,483	—	2	—	692	2,177
Owner occupied	6,572	(29)	1	—	(537)	6,007
Non-owner occupied	5,773	(54)	5	2,300	732	8,756
Residential real estate
First liens	4,778	—	19	—	(1,029)	3,768
Second liens and lines of credit	1,072	—	12	—	15	1,099
Municipal	79	—	—	—	(14)	65
Consumer	99	(25)	8	—	167	249
Total	$23,767	$(118)	$96	$2,300	$497	$26,542

	Beginning balance, prior to adoption of ASC 326	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Nine Months Ended September 30, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$(10)	$79
Construction	274	513	—	—	(334)	453
Commercial & industrial	583	283	—	1	(12)	855
Commercial real estate
Multifamily	480	340	—	—	(401)	419
Owner occupied	635	760	—	—	361	1,756
Non-owner occupied	1,116	3,195	—	—	(181)	4,130
Residential real estate
First liens	1,029	635	—	50	(262)	1,452
Second liens and lines of credit	218	140	—	60	(92)	326
Municipal	12	(2)	—	—	(3)	7
Consumer	40	(19)	—	—	3	24
Unallocated	—	—	—	—	463	463
Total	$4,666	$5,655	$—	$111	$(468)	$9,964

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the amortized cost basis of nonaccrual loans and loans past due 90 days or greater and still accruing by segments of the loan portfolio:

	As of September 30, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	10	—	10	87
Commercial & industrial	112	100	212	199
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	9,114	680	9,794	—
Non-owner occupied	401	3,952	4,353	—
Residential real estate
First liens	1,980	—	1,980	209
Second liens and lines of credit	382	—	382	—
Municipal	—	—	—	—
Consumer	2	150	152	—
Total	$12,001	$4,882	$16,883	$495

	As of December 31, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	191	—	191	—
Commercial & industrial	53	8	61	58
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	2,465	83	2,548	6
Non-owner occupied	948	281	1,229	—
Residential real estate
First liens	2,346	361	2,707	149
Second liens and lines of credit	294	—	294	—
Municipal	—	—	—	—
Consumer	7	—	7	—
Total	$6,304	$733	$7,037	$213

The Company recognized $79 and $530 of interest income on nonaccrual loans during the three and nine months ended September 30, 2024 respectively and $35 and $49 for the three and nine months ended September 30, 2023, respectively.

The following tables present, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of September 30, 2024 and December 31, 2023.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	10	—	—	10
Commercial & industrial loans	—	212	—	212
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,794	—	—	9,794
Non-owner occupied	4,353	—	—	4,353
Residential real estate loans
First liens	1,980	—	—	1,980
Second liens and lines of credit	382	—	—	382
Municipal	—	—	—	—
Consumer	—	—	152	152
	$16,519	$212	$152	$16,883

	December 31, 2023
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	191	—	—	191
Commercial & industrial loans	—	61	—	61
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	2,548	—	—	2,548
Non-owner occupied	1,229	—	—	1,229
Residential real estate loans
First liens	2,707	—	—	2,707
Second liens and lines of credit	294	—	—	294
Municipal	—	—	—	—
Consumer	—	—	7	7
	$6,969	$61	$7	$7,037

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past due loans at September 30, 2024 and December 31, 2023.

	September 30, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$91	$—	$—	$91	$65,075	$65,166
Construction	771	10	87	868	161,164	162,032
Commercial & industrial	69	—	411	480	234,664	235,144
Commercial real estate
Multifamily	163	—	—	163	206,704	206,867
Owner occupied	—	177	9,618	9,795	469,566	479,361
Non-owner occupied	200	—	401	601	598,080	598,681
Residential real estate
First liens	485	197	1,187	1,869	372,261	374,130
Second liens and lines of credit	419	53	337	809	71,252	72,061
Municipal	—	—	—	—	17,496	17,496
Consumer	24	3	152	179	4,117	4,296
Total	$2,222	$440	$12,193	$14,855	$2,200,379	$2,215,234

	December 31, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$14	$—	$—	$14	$65,847	$65,861
Construction	10	—	191	201	161,624	161,825
Commercial & industrial	46	1	118	165	232,247	232,412
Commercial real estate
Multifamily	—	—	—	—	176,843	176,843
Owner occupied	156	2,802	137	3,095	471,869	474,964
Non-owner occupied	—	86	1,239	1,325	550,156	551,481
Residential real estate
First liens	719	419	872	2,010	374,082	376,092
Second liens and lines of credit	279	128	97	504	66,144	66,648
Municipal	—	—	—	—	16,740	16,740
Consumer	15	15	7	37	5,207	5,244
Total	$1,239	$3,451	$2,661	$7,351	$2,120,759	$2,128,110

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2024 and December 31, 2023. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of September 30, 2024.

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$8,618	$1,159	$13,823	$9,063	$4,875	$21,326	$4,589	$—	$63,453
Special mention	—	11	—	58	—	1,412	232	—	1,713
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Agriculture and farmland	$8,618	$1,170	$13,823	$9,121	$4,875	$22,738	$4,821	$—	$65,166
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	19,699	63,145	36,057	21,445	1,257	9,420	6,523	4,198	161,744
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	201	—	—	—	—	—	87	288
Total Construction	19,699	63,346	36,057	21,445	1,257	9,420	6,523	4,285	162,032
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	29,155	23,773	20,312	20,608	11,362	8,934	107,010	25	221,179
Special mention	18	162	4,636	100	—	379	6,543	—	11,838
Substandard or lower	—	78	462	93	—	332	1,162	—	2,127
Total Commercial & industrial	29,173	24,013	25,410	20,801	11,362	9,645	114,715	25	235,144
Commercial & industrial
Current period gross charge-offs	—	—	—	—	4	6	—	—	10
Commercial real estate - Multifamily
Pass	29,461	9,802	85,776	50,770	19,666	10,613	779	—	206,867
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Multifamily	29,461	9,802	85,776	50,770	19,666	10,613	779	—	206,867
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	43,553	55,583	102,551	86,993	48,793	105,750	12,316	—	455,539
Special mention	—	—	367	2,397	417	5,793	300	—	9,274
Substandard or lower	—	—	9,412	—	—	5,009	127	—	14,548
Total Commercial real estate - Owner occupied	43,553	55,583	112,330	89,390	49,210	116,552	12,743	—	479,361
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	23	6	—	—	29
Commercial real estate - Non-owner occupied
Pass	49,559	55,116	171,283	115,689	51,234	133,419	10,578	—	586,878
Special mention	1,000	—	—	38	3,376	3,089	—	—	7,503
Substandard or lower	—	—	—	3,899	—	327	74	—	4,300
Total Commercial real estate - Non-owner occupied	50,559	55,116	171,283	119,626	54,610	136,835	10,652	—	598,681
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	54	—	—	54
Municipal
Pass	44	428	—	369	935	2,435	85	—	4,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	44	428	—	369	935	2,435	85	—	4,296
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$180,089	$209,006	$429,802	$304,937	$138,122	$291,897	$141,880	$4,223	$1,699,956
Special mention	1,018	173	5,003	2,593	3,793	10,673	7,075	—	30,328
Substandard or lower	—	279	9,874	3,992	—	5,668	1,363	87	21,263
Total	$181,107	$209,458	$444,679	$311,522	$141,915	$308,238	$150,318	$4,310	$1,751,547

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$25,492	$45,884	$88,268	$83,872	$36,371	$81,295	$10,759	$—	$371,941
Nonperforming	—	—	—	22	—	2,167	—	—	2,189
Total Residential real estate - First liens	$25,492	$45,884	$88,268	$83,894	$36,371	$83,462	$10,759	$—	$374,130
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,961	954	1,465	364	63	2,089	64,778	5	71,679
Nonperforming	—	—	—	—	—	162	220	—	382
Total Residential real estate - Second liens and lines of credit	1,961	954	1,465	364	63	2,251	64,998	5	72,061
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	2,644	4,685	1,952	126	69	66	7,802	—	17,344
Nonperforming	—	—	2	—	—	—	150	—	152
Total Consumer and other	2,644	4,685	1,954	126	69	66	7,952	—	17,496
Consumer and other
Current period gross charge-offs	—	—	2	5	2	16	—	—	25
Total
Performing	$30,097	$51,523	$91,685	$84,362	$36,503	$83,450	$83,339	$5	$460,964
Nonperforming	—	—	2	22	—	2,329	370	—	2,723
Total	$30,097	$51,523	$91,687	$84,384	$36,503	$85,779	$83,709	$5	$463,687

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$41,984	$90,220	$95,232	$37,966	$22,934	$75,918	$8,982	$—	$373,236
Nonperforming	—	—	33	101	208	2,514	—	—	2,856
Total Residential real estate - First liens	$41,984	$90,220	$95,265	$38,067	$23,142	$78,432	$8,982	$—	$376,092
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,045	1,702	386	184	205	2,259	60,573	—	66,354
Nonperforming	—	—	—	—	—	—	294	—	294
Total Residential real estate - Second liens and lines of credit	1,045	1,702	386	184	205	2,259	60,867	—	66,648
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	5,007	437	213	150	73	85	10,768	—	16,733
Nonperforming	—	—	—	—	—	—	7	—	7
Total Consumer and other	5,007	437	213	150	73	85	10,775	—	16,740
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	1	—	1
Total
Performing	$48,036	$92,359	$95,831	$38,300	$23,212	$78,262	$80,323	$—	$456,323
Nonperforming	—	—	33	101	208	2,514	301	—	3,157
Total	$48,036	$92,359	$95,864	$38,401	$23,420	$80,776	$80,624	$—	$459,480

Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. The Company may also provide multiple types of modifications on an individual loan. For the nine months ended September 30, 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At September 30, 2024, the amortized cost basis of the loan is $3,952 and has been placed on non-accrual. For the three months ended September 30, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loans.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
DEPOSITS

Deposit accounts are summarized as follows:

	September 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$658,473	27.76%	$624,780	28.42%
Demand, interest-bearing	534,228	22.51	425,551	19.35
Money market and savings	569,996	24.02	554,204	25.20
Time deposits, $250 and over	160,592	6.77	128,334	5.84
Time deposits, other	374,363	15.78	346,519	15.76
Brokered time deposits	75,000	3.16	119,411	5.43
	$2,372,652	100.0%	$2,198,799	100.0%

The above table does not include deposits that are held for sale related to the New Jersey branch sale.

The brokered deposits outstanding at September 30, 2024 matured in October 2024.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

7.
BORROWINGS

Borrowings and subordinated debt were as follows:

(in Thousands)	September 30, 2024	December 31, 2023
Long-term borrowings	$40,000	$—
Short-term borrowings	—	10,000
Note payable	572	590
Subordinated debt	61,843	61,444
Total	$102,415	$72,034

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $20.2 million. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term SOFR plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Merger Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $21.7 million with one tranche having a face value of $4.5 million and the other with face value of $18.1 million. The first tranche that has a face value of $4.5 million bears interest at a fixed rate of 6.875%. These notes mature in April 2028.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Note Payable - Partners Merger

As part of the Partners Merger, the Company assumed a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $572 thousand as of September 30, 2024. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Borrowings - FHLB

The Company had $40,000 and $0 in long-term FHLB Advances outstanding as of September 30, 2024 and December 31, 2023, respectively. The FHLB Advance has a fixed rate of 4.827% and will mature on February 20, 2026.

The Company had $0 and $10,000 in short-term FHLB Advances outstanding as of September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $742.8 million

Available Lines of Credit

The Company and Bank have available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77 million at September 30, 2024. There were no borrowings under these lines of credit at September 30, 2024 and December 31, 2023.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At September 30, 2024		At December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$191,232	$191,232	$80,190	$80,190
Securities held to maturity (Level 2)	34,626	32,823	36,735	34,236
Loans, net of allowance for credit losses (Level 3)	2,189,326	2,208,344	2,104,517	2,027,937
Accrued interest receivable (Level 1)	9,588	9,588	9,831	9,831
Restricted investments in bank stock (Level 1)	4,904	4,904	3,965	3,965
Cash surrender value of life insurance (Level 1)	51,646	51,646	48,847	48,847
Financial liabilities:
Non-maturity deposits (Level 1)	1,762,697	1,762,697	1,604,535	1,604,535
Time Deposits (Level 3)	609,955	608,781	594,264	589,699
Long-term borrowings (Level 3)	40,000	40,000	—	—
Short-term borrowings (Level 1)	—	—	10,000	10,000
Note payable (Level 3)	572	572	590	590
Subordinated Notes (Level 3)	61,843	59,197	61,444	57,303
Accrued interest payable (Level 1)	2,479	2,479	1,466	1,466

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$12,377	$—	$12,377
Obligations of state and political subdivisions	—	48,595	—	48,595
Mortgage backed securities in government-sponsored entities	—	87,828	—	87,828
Other securities	—	515	—	515
Total	$—	$149,315	$—	$149,315

Liabilities:
Derivative	$—	$—	$120	$120

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$12,985	$—	$12,985
US Government Treasury Securities	—	4,942	—	4,942
Obligations of state and political subdivisions	—	47,045	—	47,045
Mortgage backed securities in government-sponsored entities	—	48,181	—	48,181
Other securities	—	2,337	—	2,337
Total	$—	$115,490	$—	$115,490

Derivative	$—	$—	$716	$716

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2024 and December 31, 2023 are presented in the table below.

	September 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$21,410	$21,410

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$13,223	$13,223

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	September 30, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$21,410	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$13,223	Appraisal of collateral	(1)	Liquidation expenses	10%

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

The table below provides details of the Company's stock options at September 30, 2024.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2023	570,693	$9.37	6.1	$155
Granted	93,500	6.58	9.5	—
Expired/terminated	(52,025)	7.94	—
Exercised	(1,777)	5.07	—
Outstanding, September 30, 2024	610,391	$9.08	6.3	$14
Exercisable at period end	377,591	$9.74	4.9	$14

The exercise prices for options outstanding as of September 30, 2024 ranged from $5.45 to $12.98. The company recognized compensation expense for options of $33 and $96 during the three and nine months ended September 30, 2024 and $28 and $86 during the three and nine months ended September 30, 2023, respectively.

The table below provides details of the Company's restricted stock activity at September 30, 2024.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2023	384,724	$6.30
Granted	120,000	6.58
Expired/terminated	—
Vested	(17,400)
Outstanding, September 30, 2024	487,324	$6.34

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company recognized stock-based compensation expense related to restricted shares of $187 and $544 for the three and nine months ended September 30, 2024, respectively, and $10 for the three and nine months ended September 30, 2023. At September 30, 2024, the total unrecognized stock-based compensation costs totaled $2.47 million and $214 thousand for restricted stock awards and stock options, respectively. These expenses will be recognized ratably as expense through May 2029.

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of September 30, 2024 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance. As of September 30, 2024, there were 1,537,484 warrants outstanding with a strike price of $10 and an intrinsic value of $0.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of September 30, 2024, the Bank has met all capital adequacy requirements to which it is subject.

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

The following table presents actual and required capital ratios as of September 30, 2024 and December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$277,027	11.44%	$251,042	10.62%
For capital adequacy purposes	193,699	8.00	188,807	8.00
To be well capitalized	242,124	10.00	236,009	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$257,229	10.62%	$234,533	9.92%
For capital adequacy purposes	145,274	6.00	141,605	6.00
To be well capitalized	193,699	8.00	188,807	8.00
Common equity
(to risk-weighted assets)
Actual	$257,229	10.62%	$234,533	9.92%
For capital adequacy purposes	108,956	4.50	106,204	4.50
To be well capitalized	157,381	6.50	153,406	6.50
Tier 1 capital
(to average assets)
Actual	$257,229	9.41%	$234,533	14.13%
For capital adequacy purposes	109,387	4.00	66,412	4.00
To be well capitalized	136,734	5.00	83,016	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2024 and December 31, 2023, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2024 and December 31, 2023, the Company has an allowance for credit losses for off-balance sheet instruments of $1,857 and $2,189, respectively, included within the liabilities section of the balance sheet. The corresponding debit to provision for credit losses for the three and nine months ended September 30, 2024 was $110 and $331, respectively. The credit to the provision for credit losses for the three and nine months ended September 30, 2023 was $0 and $60, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

At September 30, 2024 and December 31, 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	September 30, 2024	December 31, 2023
Unfunded commitments under lines of credit:
Home equity loans	$111,588	$116,964
Commercial real estate, construction, and land development	137,570	186,966
Commercial and industrial	328,759	306,024
Total	$577,917	$609,954

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

12.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share and per share data)	2024	2023	2024	2023
Net income	$7,095	$1,240	$18,625	$1,033
Basic weighted average common shares outstanding	36,983,637	16,235,144	36,972,127	15,984,151
Net effect of dilutive stock options and warrants	2,734	—	4,380	—
Net effect of dilutive restricted stock awards and units	103,740	—	85,005	—
Diluted weighted average common shares outstanding	37,090,111	16,235,144	37,061,512	15,984,151
Net income per common share:
Basic	$0.19	$0.08	$0.50	$0.06
Diluted	$0.19	$0.08	$0.50	$0.06

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	24,691	—	116,191	—
Warrants	—	—	—	—
Restricted Stock Awards and Units	487,324	—	487,324	—
Total dilutive securities	512,015	—	603,515	—

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	585,700	260,000	494,200	260,000
Warrants	1,537,484	1,537,484	1,537,484	1,537,484
Restricted Stock Awards and Units	—	87,000	—	87,000
Total anti-dilutive securities	2,123,184	1,884,484	2,031,684	1,884,484

13. DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2024, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of inte94rest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amounts reclassified to interest expense were $383 thousand and $1.2 million for the three and nine months ended September 30, 2024, respectively. Comparatively, the amounts reclassified to interest expense for three and nine months ended September 30, 2023 were $375 thousand and $572 thousand, respectively. Over the next 12 months, the Company estimates that an additional $371 thousand will be reclassified as a reduction to interest expense.

The Company recorded ($120) thousand and $716 thousand within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at September 30, 2024 and December 31, 2023, respectively.

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
•
Overview and Strategy
•
Pending Sale of New Jersey Solutions Centers
•
Partners Merger
•
Financial Highlights
•
Comparison of Financial Condition at September 30, 2024 and December 31, 2023
•
Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023.
•
Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023.
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

Under the Agreement, AHFCU will acquire substantially all of the loans, three branch locations (along with associated personal property and fixtures) and will assume substantially all of the deposits. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch. As of September 30, 2024, approximately $102.3 million in loans and $94.0 million in deposits were classified as held for sale in connection with the Transaction.

The Transaction is expected to close in the fourth quarter of 2024 or the first quarter of 2025 and is subject to receipt of regulatory approvals and certain other customary closing conditions.

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

Financial Highlights

The following is a summary of the financial highlights as of and for the three and nine months ended September 30, 2024:

•
Quarterly Net Income and Net Income Per Share - Net income was $7.1 million for the three months ended September 30, 2024, a $5.8 million increase from the same period in 2023 and a $1.3 million increase from the three months ended June 30, 2024 ("Linked Quarter"). Diluted earnings per share was $0.19 for the three months ended September 30, 2024, compared to $0.08 per diluted share for the comparable period in 2023.
•
YTD Net Income - Net income was $18.6 million for the nine months ended September 30, 2024, a $17.6 million increase from the same period in 2023.
•
Net Interest Income - Net interest income before provision for credit losses increased $16.6 million or 199.1% for the three months ended September 30, 2024 compared to the same period in 2023. Net interest margin for the third quarter of 2024 was 3.82%, representing a 93 basis points increase over the same period in 2023. Compared to the Linked Quarter, net interest income before provision for credit losses increased $497 thousand and net interest margin decreased 1 basis point.

See the sections below for a complete analysis of the results of operations for the three and nine months ended September 30, 2024.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total assets at September 30, 2024, were $2.88 billion, an increase of $210.6 million, or 7.9%, from $2.67 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $111.0 million, from $80.2 million at December 31, 2023 to $191.2 million at September 30, 2024, an increase in loans held for investment of $87.6 million, from $2.13 billion at December 31, 2023 to $2.22 billion at September 30, 2024, and an increase in securities available-for-sale from $115.5 million at December 31, 2023 to $149.3 million at September 30, 2024.

Cash and cash equivalents increased $111.0 million, or 138.5%, from $80.2 million at December 31, 2023 to $191.2 million at September 30, 2024. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $166.2 million;
•
Proceeds from long-term borrowings of $40.0 million;
•
Net cash from investment securities (sales, calls, maturities, and principal repayments) of $21.1 million; and
•
Cash from operating activities of $19.6 million.

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $65.1 million;
•
Purchase of investment securities available for sale of $50.4 million;

•
Repayment of short-term borrowings of $10.0 million; and
•
Dividends paid of $8.3 million.

Securities available-for-sale increased by $33.8 million during the nine months ended September 30, 2024, with a balance of $149.3 million at September 30, 2024 and $115.5 million as of December 31, 2023. The increase was primarily due to purchases of investment securities of $50.4 million and an increase in the fair value of our securities of $2.1 million as a result of changes in market conditions. The increase was partially offset by sales/calls/repayments totaling $19.0 million. Securities held to maturity decreased $2.1 million, or 5.7% to $34.6 million at September 30, 2024 from $36.7 million at December 31, 2023. This decrease was primarily the result of principal repayments of $2.1 million.

Net loans receivable increased during the nine months ended September 30, 2024 as shown in the table below:

(dollars in thousands)	September 30, 2024	December 31, 2023	Change	%
Agriculture loans	$65,166	$65,861	$(695)	(1.06)%
Construction loans	162,032	161,825	207	0.13
Commercial loans	235,144	232,412	2,732	1.18
Commercial real estate loans
Multifamily	206,867	176,843	30,024	16.98
Owner occupied	479,361	474,964	4,397	0.93
Non-owner occupied	598,681	551,481	47,200	8.56
Residential real estate loans
First liens	374,130	376,092	(1,962)	(0.52)
Second liens and lines of credit	72,061	66,648	5,413	8.12
Consumer and other loans	17,496	16,740	756	4.52
Municipal loans	4,296	5,244	(948)	(18.08)
Total Loans	2,215,234	2,128,110	87,124	4.09
Deferred costs	634	174	460	264.37
Allowance for credit losses	(26,542)	(23,767)	(2,775)	11.68
Total	$2,189,326	$2,104,517	84,809	4.03%

The above table does not include loans that are held for sale related to the New Jersey branch sale.

Commercial real estate loans increased $81.6 million during the first nine months of 2024. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $122.3 million partially offset by net loan repayment activity. Construction loans increased $207 thousand during the first nine months of 2024 primarily due to draws on existing loans of $36.7 million and new loan originations for the year to date of $20.2 million. Payoffs on construction loans existing at December 31, 2023 were $35.1 million and $26.0 million in construction loans were reclassified into other loan segments upon completion of construction. Commercial loans increased $2.7 million from December 31, 2023, resulting from $32.5 million in balances on newly originated loans offset by net loan repayments on existing loans.

The allowance for credit losses-loans increased $2.8 million from $23.8 million at December 31, 2023 to $26.5 million at September 30, 2024. The primary driver of the increased allowance for credit losses-loans was a measurement period adjustment resulting in a $2.3 million provision related to a non-owner-occupied commercial real estate loan from the Partners Merger that experienced credit deterioration that existed at acquisition and was considered purchase-credit deteriorated. The recorded investment of this loan was $3.95 million at September 30, 2024. Refer to Note 5 within the Consolidated Financial Statements for further information.

At September 30, 2024, non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $17.4 million or 0.78% of total gross loans held for investment. This compares to $7.3 million of non-performing loans at December 31, 2023, which equated to 0.34% of total gross loans held for investment. The increase in non-accrual loans was due to the loan acquired in the Partners Merger described above, and an owner-occupied commercial real estate relationship totaling $6.5 million that experienced deterioration and was downgraded. This credit was placed on non-accrual status during the third quarter of 2024, at which time the Company obtained updated appraisals of the underlying collateral indicating that there was sufficient collateral value resulting in no required specific reserve as of September 30, 2024. Additionally, our allowance for credit losses for loans totaled $26.5 million at September 30, 2024 and represented 1.20% of our total gross loans held for investment, compared to $23.8 million or 1.06% of our total gross loans at December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had no other real estate owned.

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

At September 30, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 365.86% of total risk based capital compared to 374.5% at December 31, 2023. Construction, land and land development loans represented 63.31% of total risk based capital at September 30, 2024 compared to 64.46% at December 31, 2023. These percentages of non-owner-occupied commercial real estate loans to total risk based capital, and construction loans to total risk based capital were calculated using total loans, including loans held for sale as of September 30, 2024, in accordance with prevailing regulatory guidance. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, and loan-to-value ratios. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At September 30, 2024 and December 31, 2023, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Deposits grew by $173.9 million, or 7.9%, to $2.37 billion at September 30, 2024 from $2.20 billion at December 31, 2023. Changes in the deposit types are presented in the table below:

(in thousands)	September 30, 2024	December 31, 2023	Change	%
Demand, noninterest-bearing	$658,473	$624,780	$33,693	5.4%
Demand, interest-bearing	534,228	425,551	108,677	25.5
Money market and savings	569,996	554,204	15,792	2.8
Time deposits, $250,000 and over	160,592	128,334	32,258	25.1
Time deposits, other	374,363	346,519	27,844	8.0
Brokered deposits	75,000	119,411	(44,411)	(37.2)
Total deposits	$2,372,652	$2,198,799	$173,853	7.9%

The above table does not include deposits that are held for sale related to the New Jersey branch sale.

The increase of $142.4 million in demand deposits during the first nine months of 2024 was the result of new accounts opened during the first nine months of 2024, primarily interest-bearing, partially offset by net decreases in existing account balances, with new accounts contributing approximately $153.6 million in balance at September 30, 2024. New accounts opened during the first nine months of 2024 also explained the growth in money market and savings accounts, contributing $61.6 million to the overall balance growth of $15.8 million.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $844.0 million, or 34.22% of total deposits and $713.4 million, or 31.04% of total deposits at September 30, 2024 and December 31, 2023, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of September 30, 2024 and December 31, 2023, the total uninsured deposits includes $52.0 million and $41.2 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At September 30, 2024 and December 31, 2023, long-term borrowings consisted of $40.0 million and $0, respectively, in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its overnight borrowings with a lower cost, $40.0 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

At September 30, 2024 and December 31, 2023, short term FHLB advances were $0 and $10.0 million, respectively.

During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of September 30, 2024 contains $75 million of one-month maturity brokered deposits that matured in October 2024. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

Subordinated debt with a fair value of $20.7 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or October 1, 2025. Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date. The balance of subordinated debt was $40.4 million and $40.5 million at September 30, 2024 and December 31, 2023, respectively.

Subordinated notes with carrying value of $21.4 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year for 18 additional months.

Total shareholders’ equity increased by $11.6 million, or 4.4%, to $277.4 million at September 30, 2024 from $265.8 million at December 31, 2023. The increase was primarily attributable to net income of $18.6 million for the first nine months ended September 30, 2024. This increase was offset by dividends of $8.3 million for the nine months ended September 30, 2024 and a dissolution of a minority interest of $483 thousand.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

General: Net income was $7.1 million for the three months ended September 30, 2024, or $0.19 per diluted share, an increase of $5.9 million compared to net income of $1.2 million, or $0.08 per diluted share, for the three months ended September 30, 2023.

The increase in net income for the three months ended September 30, 2024, as compared to the same prior year period was primarily the result of an increase in interest and dividend income of $25.4 million and an increase in non-interest income of $1.8 million. Offsetting the increase in net income was an increase in interest expense of $8.8 million, and an increase in non-interest expense of $10.5 million primarily as a result of the increase in salaries and employee benefits of $5.7 million due to the Partners Merger for the three months ended September 30, 2024 as compared to the same prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the three months ended September 30, 2024 to the same period in 2023. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 5.25% - 5.50% as of September 30, 2023 which held until September 2024 and decreased to a range of 4.75% - 5.00% as of September 30, 2024. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions to contract when comparing the third quarter of 2024 to the third quarter of 2023 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. While this trend is generally accurate across the broader banking sector, our results for the third quarter of 2024 have been positively impacted by the Partners Merger by adding increased yield on interest earning assets which outpaced the rise in funding costs when compared to the same period in 2023. As shown in the table below and subsequent discussion, the average yield on interest earning assets increased 103 basis points when comparing the third quarter of 2024 to the third quarter of 2023, while our average cost of funds increased seven basis points over that same period, resulting in an increase to net interest margin of 93 basis points.

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

	For the Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$114,383	$1,296	4.51%	$55,514	$577	4.12%
Securities
Taxable (1)	133,443	1,683	5.02%	82,499	833	4.01%
Tax-Exempt	42,800	453	4.21%	38,589	378	3.89%
Total Securities	176,243	2,136	4.82%	121,088	1,211	3.97%
Total Cash Equiv. and Investments	290,626	3,432	4.70%	176,602	1,788	4.02%
Total Loans (3)(4)	2,313,228	36,856	6.34%	971,877	13,068	5.33%
Total Interest-Earning Assets	2,603,854	40,288	6.16%	1,148,479	14,856	5.13%
Other Assets	208,407			97,995
Total Assets	$2,812,261			$1,246,474
Interest bearing demand(5)	$497,100	$2,902	2.32%	$254,725	$1,490	2.32%
Money market demand(5)	580,766	3,396	2.33%	254,849	1,827	2.84%
Time deposits(5)	613,402	6,993	4.54%	265,573	2,117	3.16%
Total Borrowings (6)	153,699	1,922	4.97%	102,669	992	3.83%
Total Interest-Bearing Liabilities	1,844,967	15,213	3.28%	877,816	6,426	2.90%
Non Int Bearing Deposits(5)	659,825			209,054
Total Cost of Funds	$2,504,792	$15,213	2.42%	$1,086,870	$6,426	2.35%
Other Liabilities	33,534			17,230
Total Liabilities	$2,538,326			$1,104,100
Shareholders' Equity	$273,935			$142,374
Total Liabilities & Shareholders' Equity	$2,812,261			$1,246,474
Net Interest Income/Spread (FTE)		25,075	2.88%		8,430	2.23%
Tax-Equivalent Basis Adjustment		(94)			(78)
Net Interest Income		$24,981			$8,352
Net Interest Margin			3.82%			2.89%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the balances of loans held for sale.
(5) Includes the balances of deposits held for sale.
(6) Includes the effect of the interest rate swap, which reduced interest expense by $383 thousand during the three months ended September 30, 2024.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2024 vs. 2023 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$111	$608	$719
Securities
Taxable	332	518	850
Tax-Exempt	34	41	75
Total Securities	366	559	925
Total Loans	5,809	17,979	23,788
Total Interest-Earning Assets	6,286	19,146	25,432
Interest Expense:
Interest bearing demand	0	1,412	1,412
Money market demand	(736)	2,305	1,569
Time deposits	2,108	2,768	4,876
Total Borrowings	436	494	930
Total Interest-Bearing Liabilities	1,808	6,979	8,787
Change in Net Interest Income	$4,478	$12,167	$16,645

Net Interest Income: Net interest income increased by $16.6 million, or 199.1%, to $25.0 million for the three months ended September 30, 2024, compared to $8.4 million for the three months ended September 30, 2023. The increase can be mostly attributed to higher average balances in loans as well as a 103 basis points increase in the average yield on interest-earning assets. The increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities due to the higher interest rate environment and an increase in average interest bearing liabilities. The increase in average balances of interest earning assets and interest bearing liabilities was a result of the completion of the Partners Merger. The net interest margin increased 93 basis points to 3.82% for the three months ended September 30, 2024 from 2.89% for the three months ended September 30, 2023.

Interest Income: Interest income increased to $40.2 million for the three months ended September 30, 2024, compared with $14.8 million for the three months ended September 30, 2023 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in the average balance of interest earning assets which increased $1.5 billion to $2.6 billion for the three months ended September 30, 2024 compared to $1.1 billion for the comparable period in 2023 contributed $19.1 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $1.3 billion to $2.3 billion for the three months ended September 30, 2024 as compared to the same period in 2023, as a result of growth in the commercial loan portfolio primarily due to the completion of the Partners Merger and, contributed $18.0 million to the increase in interest income. The average yield on loans increased 101 basis points on an annualized basis from 5.33% for the three months ended September 30, 2023 to 6.34% for the three months ended September 30, 2024, which contributed $5.8 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans contributed $3.3 million to the increase in interest income during the three months ended September 30, 2024. Overall the average yield of interest earning assets increased 103 basis points on an annualized basis to 6.16% for the three months ended September 30, 2024 as compared to the same period in 2023 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield earned on loans due to the current higher interest rate environment.

Interest Expense: Interest expense increased by $8.8 million, or 136.8%, to $15.2 million for the three months ended September 30, 2024, compared to $6.4 million for the three months ended September 30, 2023. The increase in interest expense was primarily due to the increase in the average balance of interest bearing liabilities, which increased $967 million to $1.8 billion for the three months ended September 30, 2024 compared to $877.8 million for the three months ended September 30, 2023 as a result of the increase in the average balance of our deposits and borrowings due to the completion of the Partners Merger. The increase in interest expense was also impacted by an increase in the interest rate paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities increased 38 basis points on an annualized basis from 2.90% for the three months ended September 30, 2023 to 3.28% for the three months ended September 30, 2024 due to the higher interest rate environment and in particular its impact on deposit cost. Normal amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $359 thousand to the increase in interest expense during the three months ended September 30, 2024.

Interest expense on borrowings was reduced by $383 thousand during the third quarter of 2024 due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $84 thousand for the three months ended September 30, 2024, compared to a negative provision of $349 thousand for the three months ended September 30, 2023. The majority of the provision for credit losses can be attributable to an increase in specific reserves at September 30, 2024 when compared to September 30, 2023.

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

Non-interest Income: Non-interest income increased by $1.8 million to $2.7 million for the three months ended September 30, 2024, from $880 thousand recognized during the same period in 2023. The increase was primarily due to an increase of $854 thousand in service charges on deposit accounts and an increase of $253 thousand from income on bank-owned life insurance.

Non-interest Expense: Non-interest expense increased $10.5 million, or 130.8%, to $18.5 million for the three months ended September 30, 2024 from $8.0 million for the three months ended September 30, 2023. The increase was largely due to: (1) an increase in salaries and employee benefits expense of $5.7 million related to an increase in the number of employees due to the completion of the Partners Merger; (2) an increase of $1.1 million in intangible amortization; (3) an increase of $739 thousand in occupancy expense related to increased property maintenance costs, lease costs, and deprecation expense mostly related to facilities acquired in the Partners Merger; (4) an increase of $706 thousand in equipment and data processing; and (5) an increase of $1.3 million in other expenses which consist of items such as communications expenses, insurance expenses and other administrative expenses.

Income Tax Expense: Income tax expense for the three months ended September 30, 2024 totaled $2.0 million compared to an income tax expense of $347 thousand for the same period in 2023 as a result of an increase in income before income tax expense. The income tax expense recognized for the three months ended September 30, 2024 and 2023 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the three months ended September 30, 2024 at an effective tax rate of 22.2%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is compared to income tax expense for the three months ended September 30, 2023 which resulted in an effective tax rate of 21.9% which is more than our federal statutory rate of 21%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

General: Net income was $18.6 million for the nine months ended September 30, 2024, or $0.50 per diluted share, an increase of $17.6 million compared to net income of $1.0 million, or $0.06 per diluted share, for the nine months ended September 30, 2023.

The increase in net income for the nine months ended September 30, 2024, as compared to the same prior year period was primarily the result of an increase in interest and dividend income of $76.3 million and an increase in noninterest income of $6.4 million. Offsetting the increase in net income was an increase in interest expense of $26.4 million, and an increase in non-interest expense of $33.1 million primarily as a result of the increase in salaries and employee benefits of $18.6 million due to the Partners Merger for the nine months ended September 30, 2024 as compared to the same prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them. In general, the shift in the interest rate environment that began in March of 2022 resulted in higher interest rates earned on loans, securities, and interest-earning cash as well as higher interest rates paid on deposits and borrowed money when comparing the nine months ended September 30, 2024 to the same period in 2023. Since December 31, 2021, the Federal Funds Target Rate rose from a range of 0.00% - 0.25% to a range of 5.25% - 5.50% as of September 30, 2023 which held until September 2024 and decreased to a range of 4.75% - 5.00% as of September 30, 2024. While this interest rate index is not used for all financial instruments, the interest rate indices and interest rate curves have increased over this same time horizon. The results of this overall upward shift in interest rates has generally caused net interest margins at financial institutions to contract when comparing the first nine months of 2024 to the same period in 2023 as the cost of funds of financial institutions, generally, have risen at a faster pace than the yield on interest earning assets. While this trend is generally accurate across the broader banking sector, our results for the first nine months of 2024 have been positively impacted by the Partners Merger by adding increased yield on interest earning assets which outpaced the rise in funding costs when compared to the same period in 2023. As shown in the following table and subsequent discussion, our average yield on interest earning assets increased 121 basis points when comparing the nine months ended September 30, 2024 to the same period in 2023, while our average cost of funds increased 18 basis points over that same period, resulting in an increase to net interest margin of 101 basis points.

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

	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$106,334	$3,590	4.51%	$51,547	$1,561	4.05%
Securities
Taxable (1)	125,264	4,666	4.98%	83,449	2,309	3.70%
Tax-Exempt	42,606	1,353	4.24%	38,617	1,133	3.92%
Total Securities	167,870	6,019	4.79%	122,066	3,442	3.77%
Total Cash Equiv. and Investments	274,204	9,609	4.68%	173,613	5,003	3.85%
Total Loans (3)(4)	2,279,378	109,093	6.39%	958,382	37,330	5.21%
Total Interest-Earning Assets	2,553,582	118,702	6.21%	1,131,995	42,333	5.00%
Other Assets	210,962			95,294
Total Assets	$2,764,544			$1,227,289
Interest bearing demand(5)	$458,184	$7,301	2.13%	$250,830	$3,938	2.10%
Money market demand(5)	582,998	9,841	2.25%	248,731	4,766	2.56%
Time deposits(5)	621,881	21,068	4.53%	285,666	6,489	3.04%
Total Borrowings (6)	147,557	5,859	5.30%	81,749	2,507	4.10%
Total Interest-Bearing Liabilities	1,810,620	44,069	3.25%	866,976	17,700	2.73%
Non Int Bearing Deposits(5)	650,384			203,284
Total Cost of Funds	$2,461,004	$44,069	2.39%	$1,070,260	$17,700	2.21%
Other Liabilities	33,086			17,024
Total Liabilities	$2,494,090			$1,087,284
Shareholders' Equity	$270,454			$140,005
Total Liabilities & Shareholders' Equity	$2,764,544			$1,227,289
Net Interest Income/Spread (FTE)		74,633	2.96%		24,633	2.27%
Tax-Equivalent Basis Adjustment		(284)			(238)
Net Interest Income		$74,349			$24,395
Net Interest Margin			3.89%			2.88%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the balances of loans held for sale
(5) includes the balances of deposits held for sale
(6) Includes the effect of the interest rate swap, which reduced interest expense by $1.2 million during the nine months ended September 30, 2024.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2024 vs. 2023 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$366	$1,663	$2,029
Securities
Taxable	1,199	1,158	2,357
Tax-Exempt	103	117	220
Total Securities	1,302	1,275	2,577
Total Loans	20,136	51,627	71,763
Total Interest-Earning Assets	21,804	54,565	76,369
Interest Expense:
Interest bearing demand	103	3,260	3,363
Money market demand	(1,353)	6,428	5,075
Time deposits	6,937	7,642	14,579
Total Borrowings	1,326	2,026	3,352
Total Interest-Bearing Liabilities	7,013	19,356	26,369
Change in Net Interest Income	$14,791	$35,209	$50,000

Net Interest Income: Net interest income increased by $50.0 million, or 204.8%, to $74.3 million for the nine months ended September 30, 2024, compared to $24.4 million for the nine months ended September 30, 2023. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets and an increase in the average yield on interest earning assets as compared to the same period in 2023. The increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities due to the higher interest rate environment and an increase in average interest bearing liabilities. The increase in average balances of interest earning assets and interest bearing liabilities was a result of the completion of the Partners Merger. The net interest margin increased 101 basis points to 3.89% for the nine months ended September 30, 2024 from 2.88% for the nine months ended September 30, 2023.

Interest Income: Interest income increased to $118.4 million for the nine months ended September 30, 2024, compared with $42.1 million for the nine months ended September 30, 2023 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in average balance of interest earning assets which increased $1.4 billion to $2.6 billion for the nine months ended September 30, 2024 compared to $1.1 billion for the comparable period in 2023 contributed $54.6 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $1.3 billion to $2.3 billion for the nine months ended September 30, 2024 as compared to the same period in 2023 as a result of growth in the commercial loan portfolio primarily due to the completion of the Partners Merger. The average yield on loans increased 118 basis points on an annualized basis from 5.21% for the nine months ended September 30, 2023 to 6.39% for the nine months ended September 30, 2024, which contributed $20.1 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans contributed $11.4 million to interest income during the nine months ended September 30, 2024. Overall the average yield of interest earning assets increased 121 basis points on an annualized basis to 6.21% for the nine months ended September 30, 2024 as compared to the same period in 2023 due primarily to a larger concentration of interest earning assets in loans along with an increase in the average yield of interest earning cash, securities and loans.

Interest Expense: Interest expense increased by $26.4 million, or 149.0%, to $44.1 million for the nine months ended September 30, 2024, compared to $17.7 million for the nine months ended September 30, 2023. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities, which increased $944 million to $1.8 billion for the nine months ended September 30, 2024 compared to $867.0 million for the nine months ended September 30, 2023 as a result of the increase in the average balance of our deposits and borrowings due to the completion of the Partners Merger. The increase in interest expense was also impacted by an increase in the interest rate paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities increased 52 basis points on an annualized basis from 2.73% for the nine months ended September 30, 2023 to 3.25% for the nine months ended September 30, 2024 due to the higher interest rate environment and in particular its impact on deposits costs. Normal amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $2.0 million to the increase in interest expense during the nine months ended September 30, 2024. Interest expense on borrowings was reduced by $1.2 million due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses increased by $674 thousand from a negative provision of $549 thousand for the nine months ended September 30, 2023 to a provision of $125 thousand for the nine months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2024 consisted of $497 thousand related to loans, ($331) thousand related to unfunded commitments, and ($41) thousand related to held-to-maturity securities. The majority of the provision for credit losses can be attributable to an increase in specific reserves at September 30, 2024 when compared to September 30, 2023.

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

Non-interest Income: Non-interest income increased by $6.4 million to $6.3 million for the nine months ended September 30, 2024, from a net loss of approximately $88 thousand recognized during the same period of 2023. The increase was primarily the result of a loss on the sale in the first nine months of 2023 of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership during the 2023 first quarter. The Company sold our investment and recognized a loss of $2.4 million during the nine months ended September 30, 2023. Service charges on deposit accounts increased $2.1 million, from $593 thousand for the nine months ended September 30, 2023 to $2.7 million for the nine months ended September 30, 2024.

Non-interest Expense: Non-interest expense increased $33.1 million, or 140.4%, from $23.5 million for the nine months ended September 30, 2023 to $56.6 million for the nine months ended September 30, 2024. The increase was primarily due to: (1) an increase in salaries and employee benefits expense of $18.6 million related to an increase in the number of employees due to the completion of the Partners Merger; (2) an increase of $3.4 million of amortization of intangible assets as a result of intangibles acquired from the Partners Merger; (3) an increase of $2.8 million in equipment and data processing costs; and (4) an increase of $2.5 million in occupancy expense related to increased property maintenance costs, lease costs, and depreciation expense mostly related to facilities acquired in the Partners Merger.

Income Tax Expense: Income tax expense for the nine months ended September 30, 2024 totaled $5.3 million compared to an income tax expense of $276 thousand for the same period in 2023 as a result of an increase in income before income tax expense. The income tax expense recognized for the nine months ended September 30, 2024 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized an income tax expense for the nine months ended September 30, 2024 at an effective tax rate of 22.0%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is compared to income tax benefit for the nine months ended September 30, 2023 which resulted in an effective tax rate of 21.1%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of September 30, 2024, totaled $588.3 million, or 96.3% of our certificates of deposit, and 23.8% of total deposits. Of these certificates of deposit, $75 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, management noted that approximately 10.18% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of

Pittsburgh (“FHLB”). At September 30, 2024, the Company had $40.0 million in outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $742.8 million.

In addition to our available borrowing capacity at the FHLB, the Company has lines of credit with multiple financial institutions that provide an available $77 million of additional liquidity at September 30, 2024. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $26.2 million at September 30, 2024.

The following table shows the Company's available liquidity at September 30, 2024.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$782,807	$40,000	$742,807
Federal Reserve Bank Discount Window	26,191	-	26,191
Correspondent Banks	77,000	-	77,000
Total	$885,998	$40,000	$845,998

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2024 and December 31, 2023, the Bank met the capital requirements to be considered “well capitalized.” See Note 10 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

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

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructured loan will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, historical credit losses experienced by peer institutions on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. This evaluation has subjective components requiring material estimates, including forecasted national economic conditions such as GDP, unemployment, and housing price indexes. Other components impacting the estimate include expected default probabilities, the expected loss given default, and the amounts and timing of expected future cash flows. Of the previously listed components, the economic forecasts are the most sensitive to change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2024, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)