Form 10-K
period 2024-12-31
LINKBANCORP, Inc.
filed 2025-03-31
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported on NASDAQ as of June 30, 2024 was $152,003,380. For this purpose, executive officers and directors of the Registrant are considered affiliates.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2025 was 37,377,342.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

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

Under the Agreement, AHFCU will acquire substantially all of the loans, three branch locations (along with associated personal property and fixtures) and will assume substantially all of the deposits. The Federal Deposit Insurance Corporation ("FDIC") and the National Credit Union Administration ("NCUA") have approved the Transaction which remains subject to customary closing conditions. The Bank anticipates the Transaction will be completed on March 31, 2025.

LINKBANCORP has no material operations and conducts no business on its own other than owning the Bank. In December 2023, the GNB Investment Corp. subsidiary was dissolved.

LINKBANCORP common stock is traded on the Nasdaq Capital Market under the trading symbol “LNKB” and is subject to Nasdaq's rules for listed companies.

LINKBANK, a Pennsylvania-chartered, non-Federal Reserve member bank, is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities ("PADOBS") and the FDIC. LINKBANCORP is the Bank’s sole shareholder.

The Bank is a full-service commercial bank providing personal and business lending and deposit services to individuals, families, nonprofit and business clients, through its digital presence on the internet and client solutions centers. The Bank has eight solutions centers in Chester, Cumberland, Dauphin, Lancaster, Northumberland and Schuylkill counties in Pennsylvania, and loan production offices in Chester and York Counties in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, four solutions centers and a loan production office in Sussex county in Delaware, three solutions centers in Camden and Burlington counties in New Jersey, three solutions centers in Spotsylvania and Fairfax counties in Virginia, and one solutions center in the city of Fredericksburg, Virginia.

As of December 31, 2024, the Company had total consolidated assets of approximately $2.88 billion, total loans of approximately $2.26 billion, total deposits of approximately $2.36 billion and total consolidated shareholders’ equity of approximately $280.2 million.

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

Our business strategy seeks to provide our customers with personal service, financial sophistication and the full array of product offerings of a larger regional bank, focusing on developing local lending relationships funded by the generation of local retail and business deposits. We believe our culture of highly engaged employees enhances productivity and results in lower employee turnover, ultimately leading to greater operational efficiencies and customer loyalty. We differentiate ourselves based on high touch relationship building service, supported by the convenience of technology. We are committed to increasing our market share in the communities we serve by continuing to leverage available technology, existing branch locations, and new branch locations, and by considering other strategic growth opportunities throughout Central and Southeastern Pennsylvania, the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Spotsylvania and Fairfax counties in Virginia, and the city of Fredericksburg, Virginia and surrounding areas.

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

During the year ended December 31, 2024, the Company achieved the following accomplishments:

•
Total deposits grew from $2.20 billion at December 31, 2023 to $2.36 billion at December 31, 2024, resulting in a growth rate of 7.36%;
•
Total loans held for investment grew 5.99% from $2.13 billion at December 31, 2023 to $2.26 billion at December 31, 2024;
•
Maintained strong credit quality, with total nonperforming assets at 0.60% of total assets at December 31, 2024; and
•
Net interest margin for the year ended December 31, 2024 was 3.88% compared to 3.09% for the year ended December 31, 2023.

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

Current Market Area

We currently conduct our business principally through eight customer solutions centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and loan production offices located in Chester and York Counties, in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, four solutions centers and a loan production office in Sussex county in Delaware, three solutions centers in Camden and Burlington counties in New Jersey, three solutions centers in Spotsylvania and Fairfax counties in Virginia, and one solutions center in the city of Fredericksburg, Virginia. We will continue to consider other strategic locations in the markets we serve to further our objective to become the bank of choice in those markets. We occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

While we manage our banking operations as separate regions, we operate in only one segment. Our regions are based on geographic markets, which allows each region to retain flexibility and local leadership in the unique communities we serve. We believe that this approach gives our Bank greater flexibility to better serve our markets and increases responsiveness to the needs of local customers.

Lending Activities

Our principal lending activity has been the origination of commercial real estate loans, commercial business loans, and to a lesser extent, commercial real estate construction and land development loans, residential real estate loans, home equity loans, consumer loans and agriculture loans. The Bank classifies its loan portfolio based on the collateral securing the loan, consistent with the reporting requirements of the Call Report filed with the FDIC. The Bank is predominantly oriented towards commercial customers, with approximately 79.28% of the portfolio in various types of commercial loans and 20.72% in residential real estate, consumer, and other loans at December 31, 2024. Our commercial customers are primarily small- and medium-sized businesses. Approximately 36% of the loan portfolio earns interest at a fixed rate and the remaining approximately 64% of the loan portfolio earns interest at a rate that varies or adjusts based on an underlying index at December 31, 2024.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan held for investment as of December 31, 2024:

(In Thousands)	December 31, 2024	Percent
Agriculture loans	$67,741	3.00%
Construction loans	152,619	6.77
Commercial & industrial loans	245,833	10.90
Commercial real estate loans
Multifamily	211,778	9.39
Owner occupied	477,742	21.19
Non-owner occupied	628,237	27.86
Residential real estate loans
First liens	373,469	16.56
Second liens and lines of credit	76,713	3.40
Consumer and other loans	17,086	0.76
Municipal loans	3,886	0.17
	2,255,104	100%
Deferred costs	645
Allowance for credit losses	(26,435)
Total	$2,229,314

Commercial Real Estate Lending. As of December 31, 2024, we had $1.32 billion in commercial real estate and multi-family loans, representing 58.4% of total loans. Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin at or above the appropriate three or five year treasury or the Prime Rate. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multi-family, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2024, our commercial real estate loans were 47.67% non-owner occupied, 36.25% owner-occupied, and 16.08% multifamily.

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

Commercial Business (C&I) Lending. As of December 31, 2024, we had $245.8 million in commercial business loans, representing 10.9% of total loans. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $5.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction and Land Development Lending. At December 31, 2024, $152.6 million, or 6.8% of our total loan portfolio, consisted of construction and land loans. Of these, $108.8 million were for commercial development and land loans and $43.8 million were for residential development. We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have fixed interest rates. The maximum loan-to-value of these loans is generally 80% of the lesser of the appraised value or the purchase price of the property.

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

One-to-four family Residential Real Estate Lending. At December 31, 2024, we had $373.5 million in residential real estate loans, representing 16.6% of total loans. These loans are originated by the Bank and underwritten by the correspondent lender in accordance with secondary market standards and The Federal National Mortgage Association, commonly known as Fannie Mae, underwriting guidelines to comply with ability to repay and qualified mortgage rules. Certain mortgage loans such as adjustable rate jumbo loans may be retained in the Bank’s loan portfolio. Based on the nature of the borrower and the related size of the loan, we may choose to retain these loans as part of our loan portfolio or sell these loans to the secondary market, which could include sales to the Federal Home Loan Bank of Pittsburgh ("FHLB").

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

Home Equity Loans. At December 31, 2024, we had $76.7 million of home equity loans reported within residential real estate loans, representing 3.4% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four family residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to-four family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) generally at a maximum current loan-to-value ratio of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each home equity product that is defined in the Bank’s credit policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2024, our consumer loan portfolio totaled $17.1 million, or 0.8% of our total loan portfolio, and $6.8 million of our consumer loans were unsecured (excluding overdraft accounts).

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

Other Loans. In addition to the loan types discussed above, the Company also originates agricultural loans and municipal loans. At December 31, 2024, our agricultural loan portfolio totaled $67.7 million or 3.0% of our total loan portfolio and municipal loans totaled

$3.9 million or 0.2% of our total loan portfolio. The agricultural loan portfolio consists of loans to local farmers and agricultural businesses that are generally secured by farmland and equipment. The municipal loan portfolio consists of loans to qualified local municipalities, which are generally supported by the taxing authority of the borrowing municipality, and is frequently secured by collateral.

Lending Concentrations

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years, including through the Partners Merger.

At December 31, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans, and multifamily) represented 365.65% of total risk based capital. Construction, land and land development loans represented 55.97% of total risk based capital. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, loan-to-value ratios, etc. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At December 31, 2024, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Credit Risk Management

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending limit was $42.4 million at December 31, 2024. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house target was $25.0 million at December 31, 2024. At December 31, 2024, our largest credit relationship totaled $24.1 million, comprised of four separate facilities, most of which are secured by real estate. Each of these loans was performing in accordance with its terms at December 31, 2024.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. The Bank has established the Senior Loan Committee (SLC) to be able to more efficiently service our commercial customers, prudently manage credit risks, and effectively insure that credit policies are followed. The SLC requires a quorum of the Chief Executive Officer, Holding Company President, Bank President, Chief Credit Officer, Senior Credit Officers, and Market Chief Executive Officers. Each of these individuals have extensive experience in the approval of commercial loans. The SLC has authority to approve loans beginning over $7.5 million up to and including $15 million. In addition, the Directors Loan Committee (DLC) has authority to approve loans over $15 million up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the Board of Directors).

The loan approval structure prohibits any single signature loan authority. Dual signatures are in effect up to $7.5 million. The Chief Executive Officer and Chief Credit Officer have been given dual signature authority up to $15 million in situations where timing is essential. These approvals must be ratified by SLC at the next meeting.

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

Although we maintain a cautious credit outlook due to continued uncertainty in the economic environment, we believe the Bank is very well positioned for the months ahead given a strong credit loss reserve, application of prudent underwriting standards and a diverse loan portfolio, which does not include a significant concentration of loans in office, restaurants, lodging or other industries that are perceived to be at higher risk in the current economic environment.

Allowance for Credit Losses. The allowance for credit losses is evaluated on a quarterly basis by management, with assistance from a third-party provider and primarily incorporates a discounted cash flow model utilizing Federal Open Market Committee forecasts and is impacted by the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 31, 2024, the allowance for credit losses was 1.17% of total loans.

Investments

The Company’s board of directors is responsible for approving and overseeing the investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. The Company also uses the investment portfolio to collateralize municipal deposits. The asset liability management committee, which consists of our Chief Executive Officer, LINKBANCORP President, LINKBANK President and Executive Vice President of LINKBANCORP, Chief Financial Officer, Chief Credit Officer, Chief Risk Officer, Chief Operations and Technology Officer, Treasurer, and other market leaders oversees the Company’s investing activities and strategies.

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

At December 31, 2024, the Company had a portfolio of investment securities available for sale which is reported at fair value and a portfolio of held to maturity investment securities that were carried at amortized cost.

Source of Funds

Generally, deposits are the Company’s primary source of funds for use in lending and investment activities. We may also use borrowings, primarily FHLB advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are a relatively stable source of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and noninterest-bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2024, our core deposits (which includes all deposits except for time deposit accounts greater than $250,000, brokered deposits, and the deposits currently classified as held for sale) totaled $2.09 billion or 88.62% of our total deposits. At December 31, 2024, we had $103.6 million in brokered deposits, all maturing in the first half of 2025. Our reciprocal CDARS and ICS deposits totaled $221.4 million at December 31, 2024. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

The following table sets forth the distribution of total deposits for the Bank by account type as of December 31, 2024.

	December 31, 2024
(In Thousands)	Amount	%
Demand, noninterest-bearing	$658,646	27.89%
Demand, interest-bearing	525,173	22.25
Money market and savings	540,030	22.88
Time deposits, $250 and over	164,901	6.99
Time deposits, other	368,217	15.60
Brokered time deposits	103,615	4.39
Total Deposits	$2,360,582	100.00%

The above table does not include deposits that are held for sale related to the New Jersey branch sale.

Other than reciprocal CDARS and ICS deposits, and brokered deposits, all deposits are generated from in-market relationships through our Client Solutions Centers.

Borrowings. We obtain advances from the FHLB upon the security of our capital stock in the FHLB and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2024 we had $50.0 million in outstanding FHLB advances, of which $10 million matured in January 2025 and $40 million matures in February 2026. At December 31, 2024, we had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $723.8 million.

At December 31, 2024, the Company had subordinated notes outstanding with a carrying value of $62.0 million. Of this amount, $20.1 million was acquired in the Gratz Merger and bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years or October 1, 2025.

Subordinated notes with carrying value of $21.9 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year for 18 additional months.

The remaining subordinated notes of $20.0 million bear interest at a fixed interest rate of 4.5% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of April 15, 2032. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or April 15, 2027.

Competition

Commercial banking in our locations is extremely competitive. For example, as of June 30, 2024 (the most recent date for which data is available), data provided by the FDIC Deposit Market Share Report indicated that within the Company's current physical locations, there were 112 different FDIC-insured institutions operating a total of 1,307 offices.

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

As of December 31, 2024, the Company had 298 full-time and 29 part time employees.

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

Notwithstanding the foregoing, the FDIC established the community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank did not elect to follow the community bank leverage ratio as of December 31, 2024.

At December 31, 2024, the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

Loans-to-One Borrower

Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, the Bank was in compliance with the loans-to-one borrower limitations.

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

On October 24, 2023, the FDIC and the other federal bank regulatory agencies issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The FDIC will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. However, the new CRA regulations are subject to ongoing litigation, including a preliminary injunction preventing the agencies from enforcing the rule and delaying its applicability dates while the injunction remains in effect. Ultimately, if and when the injunctive effect of the litigation is lifted, the implementation date will subject to an additional tolling period commensurate with the period the preliminary injunction was in effect.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “satisfactory” rating in its most recent federal examination.

Cybersecurity

Banking organizations are required to notify their primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a "computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customer as soon as possible when the provider determines that it is experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization's customers for four or more hours.

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

At December 31, 2024, the Bank met the criteria for being considered “well capitalized.”

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

Federal Insurance of Deposit Accounts

The maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor. Assessments for most insured depository institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) is for institutions of the Bank’s size 2.5 basis points to 32 basis points as of December 31, 2024. The FDIC has authority to increase insurance assessments and also to issue special assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

FHLB System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2024, the Bank was in compliance with this requirement. The Bank is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

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

The operations of the Bank also are subject to the:

▪
Truth In Savings Act, which requires banks to provide consumers with disclosures about terms and cost of deposit accounts and imposes requirements for deposit account advertisements;

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person or group of persons may acquire control of a bank holding company such as the Company unless the Federal Reserve has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the Federal Reserve takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates or less than $100.0 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

At December 31, 2024, the Company’s commercial real estate loans totaled $1.32 billion, or 58.4%, of our total loan portfolio. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose the Company to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Company typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Company’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Company to significantly increase its allowance for credit losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2024, $245.8 million, or 10.90% of our total loan portfolio, consisted of commercial business loans. The Company’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of the Bank’s loan portfolio consists of loan participations. Loan participations may have a higher risk of loss than loans the Bank originates because it is not the lead lender, and the Bank has limited control over credit monitoring.

The Bank participates in commercial real estate loans with other financial institutions from time to time in which it is not the lead lender. The Bank’s commercial real estate loan participations are generally located in Pennsylvania although the Bank has from time to time participated in loans located in the states of Maryland, Delaware and Virginia. The Bank also occasionally participates in commercial business loans with other financial institutions in which it is not the lead lender. These loans are limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2024, commercial real estate loan participations for which the Bank was not the lead lender totaled $74.8 million, or 5.7% of our commercial real estate loan portfolio. Commercial business loan participations for which the Bank was not the lead lender totaled $14.1 million, or 5.7% of our commercial business loan portfolio. Construction loan participations for which the Bank was not the lead lender totaled $4.7 million, or 3.1% of our construction loan portfolio.

The Bank underwrites each commercial real estate loan, commercial business loan and commercial construction loan that it participates in and establishes the loan classification and loan provision using the same criteria it uses for loans the Bank originates. Loan participations may have a higher risk of loss than loans the Bank originates because the Bank relies on the lead lender to service and to monitor the performance of the loan. Moreover, decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as the Bank would for loans that it originates. At December 31, 2024, no loan participations were delinquent 60 days or more. If the Bank underwriting of these participation loans is not sufficient, non-performing loans may increase, and earnings may decrease.

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

At December 31, 2024, non-performing assets, which consist of non-performing loans and other real estate owned, were $17.2 million, or 0.60% of total assets. The Company’s non-performing assets adversely affect net income in various ways:

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

The national economy continues to experience elevated levels of inflation, but not at levels seen in 2022 and 2023. As of December 31, 2024, the year over year consumer price index (“CPI”) increase was 2.9%, primarily driven by increases in food prices. The Federal Reserve raised interest rates by 100 basis points through July 2023 to combat rising inflation, and reduced rates by 100 basis points beginning in September 2024. High inflation, if sustained, could have an adverse effect on our business. The increase in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

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

The Company primarily serves individuals, businesses and municipalities located in Chester, Cumberland, Dauphin, Lancaster, Northumberland, Schuylkill, and York Counties in Pennsylvania, Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania and Fairfax counties in Virginia, and the city of Fredericksburg, Virginia (the "local market").

As of December 31, 2024, a majority of our loan portfolio was secured by real estate and other assets located in the local market. The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in the local market, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.

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

During 2023, in response to accelerated inflation, the Federal Reserve continued to implement monetary tightening policies, resulting in increased interest rates. By the end of 2024, following several interest rate cuts, the Federal Reserve has signaled that interest rates may remain elevated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. In addition, the Company’s net interest margin may contract in a rising rate environment because its funding costs may increase faster than the yield earned on its interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect the Company’s financial condition and results of operations.

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

Market conditions may impact the competitive landscape for deposits in the banking industry. The high interest rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. The withdrawal of more deposits than the Company anticipates could have an adverse impact on profitability as the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Company's overall cost of funding to increase. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experience increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Non-owner-occupied commercial real estate loans represent 365.7% of our risk-based capital at December 31, 2024 and the outstanding balance of our commercial real estate loan portfolio has increased by greater than 50% during the 36 months preceding December 31, 2024.

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

Changes in the Federal Reserve's monetary or fiscal policies could adversely affect the Company's results of operations and financial conditions.

The Company's earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve’s actions affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence on other monetary and fiscal policies. The monetary policies of the Federal Reserve may be affected by certain policy initiatives of the new Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new Administration’s policy changes and their impact on the policies of the Federal Reserve, as well as the Company’s business and financial results, are uncertain at this time.

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

From time to time, customers and others make claims and take legal action pertaining to the Company’s performance of its ongoing obligations to customers or other matters. Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in the Company’s favor they may result in significant financial liability and/or adversely affect the market perception of it and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity is a significant and integrated component of the Company’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. The Company takes very seriously the responsibilities to protect sensitive client information, technology resources, and shareholder value from the risk of cyber threats and incidents. The Company has not identified risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, financial condition or results of operation. Risks relating to cybersecurity and their potential impact are discussed more fully in “Risk Factors” in Part I, Item 1A herein.

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

Additionally, we employ innovative technology solutions designed to identify, protect, detect, and mitigate cybersecurity threats through the use of firewalls, intrusion detection systems, patching, endpoint detection and response, encryption, multi factor authentication, and data backups to immutable storage.

We regularly engage third-party assessors, auditors, and solutions to test and evaluate our controls for managing cybersecurity threats. These engagements include penetration testing, vulnerability assessments, internal and external audits, security framework maturity assessments for continued focus and improvement, and social engineering tests of the effectiveness of our employee training to monitor our security posture. We leverage a managed security service provider to monitor users, application, infrastructure, and network activity on a 24/7/365 basis to detect and alert the cyber security operation team of cyber threats and potential cybersecurity events of concern.

The Company relies on third-party vendor solutions to support its operations; many of these vendors have access to sensitive and proprietary information. We exercise a detailed vendor due diligence evaluation during the onboarding and periodically review vendors with access to sensitive Company data. The Company requires contracts with third parties to incorporate industry and regulatory standard clauses requiring reporting to the Company of the occurrence and mitigation of cybersecurity threats and incidents as well as to maintain adequate levels of cybersecurity insurance coverage.

In the event of a cyber incident, the Company created and maintains a Business Contingency Program. This program provides guidance to prepare, detect, analyze, remediate and recover business operations with the least impact to the Company and its customers.

Cybersecurity Governance

The Company has established an Information Security Committee consisting of the Chief Operations & Technology Officer, Chief Risk Officer, and department representatives across multiple functional areas of the Company to focus on cybersecurity strategic and tactical delivery, policy oversight, monitoring of key cybersecurity risk indicators, and the assessment and management of cyber risk threats. The Committee is assisted by a Virtual Chief Information Security Officer (the “vCISO”) which is provided by a contracted third-party security firm. The Committee’s activities support the overall protection of data and information assets of the Company in accordance with the Information Security Program, regulatory requirements and Federal Financial Institutions Examination Council guidance. The Committee submits a quarterly report, together with the minutes of its meetings, to the Enterprise Risk Management Committee of the Board of Directors.

The Chief Operations & Technology Officer, among other duties, is responsible for the security and integrity of infrastructure, applications and databases and coordinates security implementations, monitoring and enforcement in conjunction with the vCISO and our risk management department. Our Chief Operations & Technology Officer has over 25 years of relevant experience in information technology and information security, building and leading technical organizations of various sizes, including in the banking industry. The vCISO has 15 years of information technology and security-based experience, and holds certifications relevant to cybersecurity, including CMMC CCP (Certified Cybersecurity Maturity Model Certification Professional) and CISSP (Certified Information Systems Security Professional). During the first quarter of 2025, the Company hired an Information Security Manager who is a CISSP-certified cybersecurity professional with over 20 years of experience in information technology, security engineering, and risk management. The Information Security Manager has also been added to the Information Security Committee mentioned above.

The Board of Directors receives periodic training related to cybersecurity and annually reviews comprehensive risk assessments of the Company’s information technology, privacy and cybersecurity programs. The Board of Directors formally approves the Company’s cybersecurity policies and program annually, and more frequently if material changes are adopted. Oversight of the Company’s Information Security Program has been delegated to the Enterprise Risk Management Committee of the Board of Directors. The Enterprise Risk Management Committee reviews comprehensive risk assessments of the Company's information technology, privacy, and cybersecurity programs annually and receives quarterly reports on the effectiveness and overall performance of the cybersecurity program and provides a report of the same to the full Board of Directors.

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

Item 2. Properties.

The Company's principal offices are located at 1250 Camp Hill Bypass, Suite 202, Camp Hill, Pennsylvania. This facility is leased by the Bank.

We own or lease other premises for use as Solutions Centers and loan production offices in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York Counties within Pennsylvania, Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, Spotsylvania County, Virginia, and the city of Fredericksburg, Virginia. We believe that the properties currently owned or leased are adequate for present levels of operation. The following table sets forth the locations of Bank facilities as of December 31, 2024.

Description	Address	Owned / Leased
Pennsylvania Locations:
Camp Hill Headquarters	1250 Camp Hill Bypass, Suite 202 Camp Hill, PA 17011	Leased
Camp Hill Solutions Center	3045 Market Street Camp Hill, PA 17011	Leased
Gratz Solutions Center	32 West Market Street Gratz, PA 17030	Owned
Harrisburg Solutions Center	2057 EG Drive Harrisburg, PA 17110	Leased
Herndon Solutions Center	4231 State Route 147 Herndon, PA 17830	Owned
Lancaster Solutions Center	2010 Fruitville Pike Lancaster, PA 17601	Leased
Pottsville Solutions Center	2221 West Market Street Pottsville, PA 17901	Owned
Valley View Solutions Center	1625 West Main Street Valley View, PA 17983	Owned
West Chester Loan Production Office	535 N. Church Street, Suite 350 West Chester, PA 19380	Leased
West Chester Solutions Center	1436 Pottstown Pike West Chester, PA 19380	Leased
York Loan Production Office	155 North George Street, Suite 201 York, PA 17401	Leased
Delaware Locations:
Dagsboro Solutions Center	28280 Clayton Street Dagsboro, DE 19939	Owned
Laurel Solutions Center	200 E. Market Street Laurel, DE 19956	Owned
Rehoboth Solutions Center	18572 Coastal Highway, Rehoboth Beach, DE 19971	Leased
Rehoboth Loan Production Office	19264 Miller Road, Unit A, Rehoboth Beach, DE 19971	Leased
Seaford Solutions Center	910 Norman Eskridge Highway, Seaford, DE 19973	Leased
Maryland Locations:
Annapolis Solutions Center (opened February 2025)	900 Bestgate Road, Suite 104, Annapolis, MD 21401	Leased
Delmar Solutions Center	9550 Ocean Highway Delmar, MD 21875	Owned
Delmarva Regional Headquarters	2245 Northwood Dr. Salisbury, MD 21801	Owned
East Salisbury Solutions Center	241 Beaglin Park Drive Salisbury, MD 21804	Owned
Eastern Shore Drive Solutions Center	921 Eastern Shore Drive Salisbury, MD 21804	Owned
La Plata Solutions Center	115 East Charles Street, La Plata, MD 20646	Land Leased; Building Owned
North Salisbury Solutions Center	2727 N. Salisbury Boulevard Salisbury, MD 21801	Owned
Pecan Square Solutions Center	1206 Nanticoke Road Salisbury, MD 21801	Owned
26th Street Ocean City Solutions Center	201 B 26th Street, Ocean City, MD 21842	Leased
New Jersey Locations:
Cherry Hill Solutions Center	2099 Route 70 East, Cherry Hill, NJ 08003	Leased
Evesham Solutions Center	145 North Maple Avenue, Marlton, NJ 08053	Owned

Moorestown Client Solutions Center	227 West Camden Avenue, Moorestown, NJ 08057	Leased
Virginia Locations:
Reston Solutions Center	1821 Michael Faraday Drive, Suite 101, Reston, VA 20190	Leased
Salem Church Solutions Center	4210 Plank Road, Fredericksburg, VA 22407	Leased
Spotsylvania Solution Center	7415 Laughlin Boulevard, Spotsylvania, VA 22553	Leased
William Street Solutions Center	410 William Street, Fredericksburg, VA 22401	50% Owned / 50% Leased

Item 3. Legal Proceedings.

At December 31, 2024, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of LINKBANCORP, Inc. is traded under the symbol "LNKB" on the Nasdaq Capital Market. As of the close of business on March 24, 2025, there were approximately 820 shareholders of record.

The Company declared and paid cash dividends equal to $0.30 per share of common stock for the years ended December 31, 2024 and 2023, respectively. The merger agreement with GNBF provides that, for three years following the effective time of the Gratz Merger (September 2021), the Company will pay a quarterly cash dividend in an amount equal to or greater than $0.30 per share per year, provided sufficient funds are legally available therefore and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The Company anticipates that it will continue to pay cash dividends on a quarterly basis in an amount equal to or greater than $0.30 per share per year. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of shareholders; tax considerations; and general economic conditions.

During the quarter ended December 31, 2024, the Company repurchased no shares of its common stock.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Pending Sale of New Jersey Solutions Centers
•
Completion of Partners Merger
•
Overview and Strategy
•
Recent Market Conditions
•
Comparison of Financial Condition at December 31, 2024 and 2023
•
Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
•
Liquidity, Commitments, and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Estimates
•
Recently Issued Accounting Standards

Pending Sale of New Jersey Solutions Centers

On May 9, 2024, the Bank entered into a purchase and assumption agreement (the “Agreement”) with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU will purchase certain assets and assume certain liabilities (the “Transaction” or "New Jersey Branch Sale") of the New Jersey operations of the Bank, including all three branch locations (including two branch leases).

Under the Agreement, AHFCU will acquire substantially all of the loans, three branch locations (along with associated personal property and fixtures) and will assume substantially all of the deposits. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch. As of December 31, 2024, approximately $91.8 million in loans and $93.6 million in deposits were classified as held for sale in connection with the Transaction. The FDIC and the NCUA have approved the Transaction which remains subject to customary closing conditions. We anticipate the Transaction will be completed on March 31, 2025, subject to satisfaction or waiver of customary closing conditions.

Completion of Partners Merger

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

Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties. In 2023 as a result of the completion of the Partners Merger, we entered the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Camden and Burlington counties in New Jersey, Spotsylvania and Fairfax counties in Virginia, and the city of Fredericksburg, Virginia. Our operations and lending are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

Recent Market Conditions

The Company's financial condition and performance are all highly dependent on the business environment in the market area in which we operate and in the United States as a whole.

The calendar year 2024 presented several headwinds to the U.S. economy which included a dynamic market interest rate environment, the continuation of the war in Ukraine and the Israeli/Hamas war in Gaza, uncertain inflation rates, and the election of a new presidential administration. This caused financial markets to remain cautious about future economic growth as the yield curve remained inverted until December of 2024. Many forecasters have predicted a recession in the future even while the Federal Reserve began cutting interest rates in the latter half of the year.

In spite of uncertainty, the U.S. economy was surprisingly resilient, not only avoiding a recession, but growing as measured by several indicators such as gross domestic product (GDP), the unemployment rate, personal consumption expenditures (PCE), disposable personal income, and private nonresidential investment.

Real GDP increased by 2.3% during the year. The unemployment rate remained below 4.5% for the entire year. Labor force participation rates were relatively stable from 2023 to 2024. Resilience in consumer spending measured by retail sales (excluding auto and gas) increased 3.4%. Consumer spending largely accounted for the increase in GDP growth over the past year. Sound household balance sheets and a strong labor markets have allowed U.S. consumers to increase their spending at a pace similar to prior expansions. Residential investment continued to be a drag on GDP, as high mortgage rates and the short supply of single-family homes continues to weigh on the housing market. The year’s growth was also supported by a jump in government spending, especially at the state and local level. The S&P 500 finished 2024 up 23.3% and the Russell 2000 index finished 2024 up 10.0%. Meanwhile, progress in lowering inflation was substantial. From 2023 to 2024, Consumer Price Index ("CPI") decreased by 50 basis points and core CPI inflation, which excludes the more volatile categories of energy and food, decreased by 70 basis points.

A resilient labor market and strong economic activity along with a lower stabilized inflation rate are consistent with a “soft landing” scenario. But challenges remain. The impact of elevated interest rates, consumer sentiment, a cooling labor market, and geopolitical conflicts all remain highly uncertain. Particularly at the end of the year, monthly inflation was seen to be rising almost back to 3%, which could indicate an even more uncertain and difficult interest rate environment going forward. This has the potential to lead to other economic factors including a slowing of economic growth which would affect businesses and consumers alike.

In 2024, financial markets were impacted by the rate on the benchmark 10-year Treasury note remaining high relative to the past 10 years. This trend has resulted in higher borrowing costs for businesses, consumers, and the government. By some estimates, the average corporate borrowing rate had increased to around 7% by the end of 2024, up from a low of 2.3% in 2020. The effect of a higher-rate environment produced steep unrealized losses for fixed-rate security holders such as banks. This has also led to a tightening of credit conditions and caused many financial institutions to have a renewed focus on liquidity and increased deposit gathering costs. Structural changes in markets and the economy may have changed the ways that firms and individuals respond to higher rates since the last similar rate environment, about 15 years ago.

The general sentiment among market participants based on the Federal Open Market Committee (FOMC) “dot plot” and other expectations is that the target rate will be relatively stable in 2025 with rate cuts currently being paused. However, analysts suggest that the Federal Reserve could gradually cut rates throughout the next three years as the economy continues to stabilize.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total assets at December 31, 2024, were $2.88 billion, an increase of $209.5 million, or 7.8%, from $2.67 billion at December 31, 2023. The increase in total assets was primarily attributable to the increases in loans receivable of 6.0%, from $2.13 billion at December 31, 2023 to $2.26 billion at December 31, 2024 and cash and cash equivalents which increased $85.9 million, from $80.2 million at December 31, 2023 to $166.1 million at December 31, 2024.

Cash and cash equivalents increased $85.9 million, or 107.1%, from $80.2 million at December 31, 2023 to $166.1 million at December 31, 2024. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $153.4 million;
•
Proceeds from long-term borrowings of $40.0 million;
•
Cash from operating activities of $25.4 million;
•
Net cash from investment securities (calls, maturities, and principal repayments) of $28.5 million; and
•
Proceeds from sales of available for sale investment securities of $1.7 million.

Primary Cash Outflows

•
Net increase in loans receivable of $91.4 million;
•
Purchase of investment securities available for sale of $57.3 million; and
•
Payment of dividends of $11.1 million.

Securities available-for-sale increased by $30.1 million, or 26.1%, to $145.6 million at December 31, 2024 from $115.5 million at December 31, 2023 due to purchases of $57.3 million. The securities available-for-sale portfolio had a net unrealized loss of $7.5 million at December 31, 2024 compared with a net unrealized loss of $4.9 million at December 31, 2023. Partially offsetting the increase in securities available-for-sale were proceeds from principal repayments, sales, calls, and maturities of $25.2 million.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and held-to-maturity as of December 31, 2024, at carrying value. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table below excludes certain investment securities that have no scheduled maturity date.

	Within 1 Year		1-5 Years		After 5-10 Years		After 10 Years		Total
(in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for Sale:
US Government Agency securities	$—	—	$4,823	4.85%	$7,154	5.22%	$1,096	6.12%	$13,073	5.16%
Obligations of state and political subdivisions	655	2.95%	8,956	2.89%	13,774	3.24%	23,816	3.95%	47,201	3.53%
Mortgage-backed securities in government-sponsored entities	39	2.47%	367	2.70%	16,691	2.25%	67,686	4.62%	84,783	4.15%
Other securities	—	—	377	5.31%	—	—	156	(13.75)%	533	(2.00)%
Total	$694	2.93%	$14,523	3.58%	$37,619	3.18%	$92,754	4.44%	$145,590	4.02%
Held to Maturity:
Corporate debentures	$3,000	8.50%	$3,000	4.38%	$9,250	5.29%	$—	—	$15,250	5.81%
Structured mortgage-backed securities	—	—	—	—	—	—	16,717	4.63%	16,717	4.63%
Total	$3,000	8.50%	$3,000	4.38%	$9,250	5.31%	$16,717	4.63%	$31,967	5.19%

In 2024, the Company purchased an investment security classified as held to maturity of $250 thousand. During 2024, return of principal on held to maturity securities totaled $5.1 million.

Net loans receivable increased during the year ended December 31, 2024 as shown in the table below:

(dollars in thousands)	December 31, 2024	December 31, 2023	Change	%
Agriculture loans	$67,741	$65,861	$1,880	2.85%
Construction loans	152,619	161,825	(9,206)	(5.69)
Commercial loans	245,833	232,412	13,421	5.77
Commercial real estate loans
Multifamily	211,778	176,843	34,935	19.75
Owner occupied	477,742	474,964	2,778	0.58
Non-owner occupied	628,237	551,481	76,756	13.92
Residential real estate loans
First liens	373,469	376,092	(2,623)	(0.70)
Second liens and lines of credit	76,713	66,648	10,065	15.10
Consumer and other loans	17,086	16,740	346	2.07
Municipal loans	3,886	5,244	(1,358)	(25.90)
Total Loans	2,255,104	2,128,110	126,994	5.97
Deferred costs	645	174	471	270.69
Allowance for credit losses	(26,435)	(23,767)	(2,668)	11.23
Total	$2,229,314	$2,104,517	124,797	5.93%

The above table does not include loans that are held for sale related to the New Jersey Branch Sale.

The majority of the loan growth in net loans resulted from a $114.5 million, or 9.51% increase in commercial real estate loans, from $1.20 billion at December 31, 2023 to $1.32 billion at December 31, 2024. Multifamily loans increased by $35.0 million, primarily due to loans originated in 2024 contributing to the year end balance of $34.7 million, and loans converted from construction to permanent status of $9.6 million. Non-owner occupied commercial real estate increased $76.8 million primarily due to loans originated in 2024 contributing to the year end balance of $77.3 million, and loans converted from construction to permanent status of $26.0 million.

The following table presents the contractual maturity distribution of our loan portfolio at December 31, 2024. The table further presents the breakdown of our loans between those loans that earn interest at a fixed interest rate and those loans that earn an interest rate that currently fluctuates in accordance with changes to a specific interest rate index.

(In Thousands)	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total due after One Year	Total
Agriculture loans	$5,677	$18,793	$23,812	$19,459	$62,064	$67,741
Construction loans	73,978	35,532	29,593	13,516	78,641	152,619
Commercial & industrial	30,905	84,386	47,640	82,902	214,928	245,833
Commercial real estate loans
Multifamily	5,186	45,514	125,504	35,574	206,592	211,778
Owner occupied	21,577	168,633	188,174	99,358	456,165	477,742
Non-owner occupied	14,145	200,066	281,262	132,764	614,092	628,237
Residential real estate loans
First liens	26,678	84,267	92,488	170,036	346,791	373,469
Second liens	4,180	5,542	17,078	49,913	72,533	76,713
Consumer and other loans	540	4,231	11,277	1,038	16,546	17,086
Municipal loans	410	1,248	644	1,584	3,476	3,886
Total	$183,276	$648,212	$817,472	$606,144	$2,071,828	$2,255,104

Loans with fixed interest rates
Agriculture loans	$752	$6,060	$11,488	$—	$17,548	$18,300
Construction loans	29,558	14,239	5,151	4,761	24,151	53,709
Commercial & industrial	4,203	59,213	28,322	404	87,939	92,142
Commercial real estate loans
Multifamily	1,993	24,615	29,421	1,217	55,253	57,246
Owner occupied	14,300	114,326	47,377	3,386	165,089	179,389
Non-owner occupied	7,692	144,935	94,095	2,401	241,431	249,123
Residential real estate loans
First liens	16,458	67,502	23,279	26,865	117,646	134,104
Second liens	346	1,775	740	—	2,515	2,861
Consumer and other loans	538	2,662	7,818	278	10,758	11,296
Municipal loans	355	1,248	471	305	2,024	2,379
Total	$76,195	$436,575	$248,162	$39,617	$724,354	$800,549

Loans with floating or adjustable interest rates
Agriculture loans	$4,925	$12,733	$12,324	$19,459	$44,516	$49,441
Construction loans	44,420	21,293	24,442	8,755	54,490	98,910
Commercial & industrial	26,702	25,173	19,318	82,498	126,989	153,691
Commercial real estate loans
Multifamily	3,193	20,899	96,083	34,357	151,339	154,532
Owner occupied	7,277	54,307	140,797	95,972	291,076	298,353
Non-owner occupied	6,453	55,131	187,167	130,363	372,661	379,114
Residential real estate loans
First liens	10,220	16,765	69,209	143,171	229,145	239,365
Second liens	3,834	3,767	16,338	49,913	70,018	73,852
Consumer and other loans	2	1,569	3,459	760	5,788	5,790
Municipal loans	55	—	173	1,279	1,452	1,507
Total	$107,081	$211,637	$569,310	$566,527	$1,347,474	$1,454,555

Non-accrual loans are presented in the table below. The table below does not include loans that are held for sale related to the New Jersey Branch Sale. Also see Note 5 - Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.

	December 31, 2024
		Non-Accrual Loans
(In Thousands)	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$67,741	$—	—
Construction loans	152,619	9	0.01%
Commercial & industrial loans	245,833	132	0.05%
Commercial real estate loans
Multifamily	211,778	—	—
Owner occupied	477,742	9,752	2.04%
Non-owner occupied	628,237	4,329	0.69%
Residential real estate loans
First liens	373,469	1,975	0.53%
Second liens and lines of credit	76,713	482	0.63%
Consumer and other loans	17,086	—	—
Municipal loans	3,886	—	—
Total	$2,255,104	$16,679	0.74%
Allowance for credit losses		$26,435
Ratio of allowance for credit losses to total loans		1.17%
Ratio of non-accrual loans to total loans		0.74%
Ratio of allowance for credit losses to non-accrual loans		158.49%

	December 31, 2023
		Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$65,861	$—	—
Construction loans	161,825	191	0.12%
Commercial & industrial loans	232,412	61	0.03%
Commercial real estate loans
Multifamily	176,843	—	—
Owner occupied	474,964	2,548	0.54%
Non-owner occupied	551,481	1,229	0.22%
Residential real estate loans
First liens	376,092	2,707	0.72%
Second liens and lines of credit	66,648	294	0.44%
Consumer and other loans	16,740	7	0.04%
Municipal loans	5,244	—	—
Total	$2,128,110	$7,037	0.33%
Allowance for credit losses		$23,767
Ratio of allowance for credit losses to total loans		1.12%
Ratio of non-accrual loans to total loans		0.33%
Ratio of allowance for credit losses to non-accrual loans		337.74%

The table below provides an allocation of the allowance for credit losses by loan category at December 31, 2024 and 2023. The table below does not include loans that are held for sale related to the New Jersey branch sale.

(In Thousands)	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2024
Agriculture loans	$11	3.00%	$67,741	0.02%
Construction loans	893	6.77%	152,619	0.59%
Commercial & industrial loans	4,093	10.90%	245,833	1.66%
Commercial real estate loans
Multifamily	1,805	9.39%	211,778	0.85%
Owner occupied	5,611	21.19%	477,742	1.17%
Non-owner occupied	9,345	27.86%	628,237	1.49%
Residential real estate loans
First liens	3,395	16.56%	373,469	0.91%
Second liens and lines of credit	1,154	3.40%	76,713	1.50%
Consumer and other loans	80	0.76%	17,086	0.47%
Municipal loans	48	0.17%	3,886	1.24%
Total	$26,435	100.00%	$2,255,104	1.17%

December 31, 2023
Agriculture loans	$12	3.10%	$65,861	0.02%
Construction loans	959	7.60%	161,825	0.59%
Commercial & industrial loans	2,940	10.92%	232,412	1.26%
Commercial real estate loans
Multifamily	1,483	8.31%	176,843	0.84%
Owner occupied	6,572	22.32%	474,964	1.38%
Non-owner occupied	5,773	25.91%	551,481	1.05%
Residential real estate loans
First liens	4,778	17.67%	376,092	1.27%
Second liens and lines of credit	1,072	3.13%	66,648	1.61%
Consumer and other loans	99	0.79%	16,740	0.59%
Municipal loans	79	0.25%	5,244	1.51%
Total	$23,767	100.00%	$2,128,110	1.12%

The allowance for credit losses increased $2.7 million from $23.8 million at December 31, 2023 to $26.4 million at December 31, 2024. The primary driver of the increased allowance for credit losses was a measurement period adjustment resulting in a $2.3 million addition related to a loan from the Partners Merger that experienced credit deterioration that existed at acquisition and was considered purchase-credit deteriorated. Provision for credit losses-loans was $642 thousand for the year ended December 31, 2024, of which $332 thousand was shifted from the Allowance for credit losses on unfunded commitments. The Company experienced increases in both overall loan delinquencies and non-performing loans when comparing December 31, 2024 to December 31, 2023 and attributed the majority of these increases to loans acquired in the Partners Merger. The balance of loan delinquencies increased $6.5 million at December 31, 2024 when compared to December 31, 2023, and as a percentage of total loans, delinquencies increased from 0.35% at December 31, 2023 to 0.61% at December 31, 2024. Total nonperforming loans increased $9.9 million when comparing December 31, 2024 to December 31, 2023. As a percentage of total loans non-performing loans increased from 33 basis points at December 31, 2023 to 76 basis points at December 31, 2024. The loans that were individually assessed required a specific reserve of $4.9 million at December 31, 2024, compared to $133 thousand December 31, 2023. The primary driver of the increase in specific reserves was the aforementioned measurement period adjustment resulting in a $2.3 million specific reserve on a single loan. The other loans requiring specific reserves span multiple loan segments and industries as of December 31, 2024.

Asset quality remained strong at December 31, 2024 with non-performing assets, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, and other real estate owned, was $17.2 million or 0.76% of total gross loans. This is compared to $7.3 million of non-performing assets at December 31, 2023, which equated to 0.34% of gross loans. The increase in non-performing assets was due primarily to loans acquired in the Partners Merger.

Additional information related to the provision for credit losses and net (charge-offs) recoveries is presented in the table below. Also see Note 5 - Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included in this report.

(In Thousands)	Provision Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2024
Agriculture and farmland loans	$(1)	$—	$66,156	—%
Construction loans	(70)	4	183,336	0.00
Commercial & industrial loans	1,216	(63)	239,797	(0.03)
Commercial real estate loans
Multifamily	320	2	199,993	0.00
Owner occupied	(933)	(28)	494,221	(0.01)
Non-owner occupied	1,315	(43)	609,536	(0.01)
Residential real estate loans
First liens	(1,405)	22	403,828	0.01
Second liens and lines of credit	77	5	72,613	0.01
Consumer and other loans	154	(173)	16,677	(1.04)
Municipal loans	(31)	—	4,461	—
Total	$642	$(274)	$2,290,618	(0.01)%

2023
Agriculture and farmland loans	$(77)	$—	$53,708	—%
Construction loans	133	—	66,230	—
Commercial & industrial loans	1,970	(199)	118,923	(0.17)
Commercial real estate loans
Multifamily	566	—	117,786	—
Owner occupied	3,361	—	170,825	—
Non-owner occupied	(475)	—	296,944	—
Residential real estate loans
First liens	3,018	54	193,648	0.03
Second liens and lines of credit	589	61	33,895	0.18
Consumer and other loans	69	—	11,352	—
Municipal loans	73	—	4,365	—
Total	$9,227	$(84)	$1,067,676	(0.01)%

Total deposits grew by $161.8 million or 7.4%, from $2.20 billion at December 31, 2023 to $2.36 billion at December 31, 2024. Changes in the deposit types are presented in the table below:

(in thousands)	December 31, 2024	December 31, 2023	Change	%
Demand, noninterest-bearing	$658,646	$624,780	$33,866	5.4%
Demand, interest-bearing	525,173	425,551	99,622	23.4
Money market and savings	540,030	554,204	(14,174)	(2.6)
Time deposits, $250,000 and over	164,901	128,334	36,567	28.5
Time deposits, other	368,217	346,519	21,698	6.3
Brokered time deposits	103,615	119,411	(15,796)	(13.2)
Total deposits	$2,360,582	$2,198,799	$161,783	7.4%

The above table does not include deposits that are held for sale related to the New Jersey Branch Sale.

The increase in deposits was due to the increase in demand deposits both interest-bearing and non-interest bearing, due to the Company's focus on opening commercial deposit accounts, both interest-bearing and noninterest-bearing. The brokered time deposits mature in the first quarter of 2025. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

During the second quarter of 2023 the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our brokered time deposits balance as of December 31, 2024 and 2023 each included a $75 million brokered deposit with a one-month maturity, however, as part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May of 2028.

The table below presents the daily average balances by deposit type and weighted average rates paid thereon for the years ended December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(In Thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, noninterest-bearing	$653,966	0.00%	$245,703	0.00%
Demand, interest-bearing	476,686	2.17%	269,615	2.11%
Money market and savings	579,232	2.24%	278,418	2.53%
Time deposits, other	617,894	4.48%	301,101	3.29%
Total Deposits	$2,327,778	2.19%	$1,094,837	2.07%

The Company has deposits that exceed the FDIC insurance limit of $250,000 of $807.5 million and $713.4 million at December 31, 2024 and 2023, respectively. Total uninsured deposits are calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of December 31, 2024, the total uninsured deposits includes $44.2 million of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio. At December 31, 2024, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

(In Thousands)	December 31, 2024
Due within 3 months or less	$38,059
Due after 3 months and within 6 months	61,288
Due after 6 months and within 12 months	47,456
Due after 12 months	9,986
$156,789

At both December 31, 2024 and 2023, short-term borrowings were $10.0 million, in short-term FHLB advances. The FHLB advances outstanding at December 31, 2024 matured in January 2025.

At December 31, 2024 and 2023, long-term borrowings consisted of $40.0 million and $0, respectively in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its existing overnight borrowings at a lower cost, $40.0 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

As part of the Partners Merger, the Company assumed one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $565 thousand as of December 31, 2024. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Subordinated debt with a carrying value of $21.9 million was assumed as part of the Partners Merger. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875%, and matures in April 2028. The second tranche has a face value of $18.05 million and bears interest at a fixed rate of 6.0% until July 1, 2025, then floats at the three-month Secured Overnight Finance Rate ("SOFR") plus 590 basis points. Beginning July 1, 2025 through maturity, these notes may be redeemed by the Company. The subordinated notes mature on July 1, 2030.

Subordinated debt with a carrying value of $20.1 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years or until October 1, 2025 and then float at an index tied to SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years.

Additionally, on April 8, 2022, the Company issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date.

The balance of subordinated debt was $62.0 million and $61.4 million at December 31, 2024 and 2023, respectively.

Total shareholders’ equity increased by $14.4 million, or 5.43%, from $265.8 million at December 31, 2023, to $280.2 million at December 31, 2024. The increase was primarily attributable to net income of $26.2 million for the year ended December 31, 2024. This increase was partially offset by dividends of $11.1 million and an increase in accumulated other comprehensive loss of $1.3 million.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

General: Net income was $26.2 million for the year ended December 31, 2024, or $0.71 per diluted share, an increase of $38.2 million compared to a net loss of $12.0 million, or ($0.67) per diluted share, for the year ended December 31, 2023.

The increase in net income for the year ended December 31, 2024 as compared to the prior year was primarily the result of an increase in interest and dividend income of $93.5 million and an increase in noninterest income of $7.8 million. These gains were partially offset by an increase in interest expense of $32.3 million and an increase in noninterest expense of $29.1 million.

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

	For the Year Ended December 31,
	2024			2023
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$111,790	$4,890	4.37%	$55,501	$1,966	3.54%
Securities
Taxable (1)	128,140	6,206	4.84%	84,860	3,260	3.84%
Tax-Exempt	43,134	1,839	4.26%	38,591	1,495	3.87%
Total Securities	171,274	8,045	4.70%	123,451	4,755	3.85%
Total Cash Equiv. and Investments	283,064	12,935	4.57%	178,952	6,721	3.76%
Total Loans (3)(4)	2,290,618	146,175	6.38%	1,071,864	58,791	5.48%
Total Interest-Earning Assets	2,573,682	159,110	6.18%	1,250,816	65,512	5.24%
Other Assets	205,568			106,267
Total Assets	$2,779,250			$1,357,083
Interest bearing demand(5)	$476,686	$10,344	2.17%	$269,615	$5,684	2.11%
Money market demand(5)	579,232	12,981	2.24%	278,418	7,053	2.53%
Time deposits(5)	617,894	27,708	4.48%	301,101	9,901	3.29%
Total Borrowings (6)	149,572	7,797	5.21%	90,468	3,849	4.25%
Total Interest-Bearing Liabilities	1,823,384	58,830	3.23%	939,602	26,487	2.82%
Non Int Bearing Deposits(5)	653,966			245,703
Total Cost of Funds	$2,477,350	$58,830	2.37%	$1,185,305	$26,487	2.23%
Other Liabilities	29,515			19,850
Total Liabilities	$2,506,865			$1,205,155
Shareholders' Equity	$272,385			$151,928
Total Liabilities & Shareholders' Equity	$2,779,250			$1,357,083
Net Interest Income/Spread (FTE)		100,280	2.95%		39,025	2.42%
Tax-Equivalent Basis Adjustment		(386)			(314)
Net Interest Income		$99,894			$38,711
Net Interest Margin			3.88%			3.09%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the balances of loans held for sale
(5) Includes the balances of deposits held for sale
(6) Includes the effect of the interest rate swap, which reduced interest expense by $1.42 million during the year.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the years indicated.

	Year Ended December 31, 2024 vs. 2023 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$928	$1,996	$2,924
Securities
Taxable	1,281	1,665	2,946
Tax-Exempt	168	176	344
Total Securities	1,449	1,841	3,290
Total Loans	20,616	66,768	87,384
Total Interest-Earning Assets	22,993	70,605	93,598
Interest Expense:
Interest bearing demand	286	4,374	4,660
Money market demand	(1,680)	7,608	5,928
Time deposits	7,353	10,454	17,807
Total Borrowings	1,436	2,512	3,948
Total Interest-Bearing Liabilities	7,395	24,948	32,343
Change in Net Interest Income	$15,598	$45,657	$61,255

Net Interest Income: Net interest income before provision for credit losses increased by $61.2 million, or 158.05%, to $99.9 million for the year ended December 31, 2024, compared to $38.7 million for the year ended December 31, 2023. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets and an increase in the average yield on interest earning assets as compared to the year ended December 31, 2023. This increase was partially offset by an increase in interest expense resulting from increased average rates paid on interest-bearing liabilities due to the higher interest rate environment and an increase in the average balance of interest bearing liabilities. The increase in average balances of interest earning assets and interest bearing liabilities was a result of the completion of the Partners Merger. The net interest margin increased 79 basis points to 3.88% for the year ended December 31, 2024 from 3.09% for the year ended December 31, 2023.

Interest Income: Interest income increased to $158.7 million for the year ended December 31, 2024, compared with $65.2 million for the year ended December 31, 2023 primarily due to an increase in interest income on loans as a result of the growth in average loans as well as the increase in average yields earned on all categories of interest earning assets. The growth in the average balance of interest earning assets which increased $1.32 billion to $2.57 billion for the year ended December 31, 2024 compared to $1.25 billion for the year ended December 31, 2023 contributed $70.6 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $1.22 billion to $2.29 billion for the year ended December 31, 2024 as compared to 2023 as a result of growth in the commercial loan portfolio primarily due to the completion of the Partners Merger. The average yield of loans increased 90 basis points from 5.48% for the year ended December 31, 2023 to 6.38% for the year ended December 31, 2024 which contributed $20.6 million to the increase in interest income. Normal amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans contributed $14.7 million to interest income during the year ended December 31, 2024. Overall the average yield of interest earning assets increased 94 basis points on an annualized basis to 6.18% for the year ended December 31, 2024 as compared to 2023 due primarily to a larger concentration of interest earning assets in loans along with a higher average yield on interest earning cash, securities, and loans.

Interest Expense: Interest expense increased by $32.3 million or 122.11% to $58.8 million for the year ended December 31, 2024, compared to $26.5 million for the year ended December 31, 2023. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities, which increased $883.8 million to $1.82 billion for the year ended December 31, 2024 compared to $939.6 million for the year ended December 31, 2023 as a result of the increase in the average balance of our deposits and borrowings due to the completion of the Partners Merger. The increase in interest expense was also impacted by an increase in the interest rate paid on interest bearing liabilities. The average rate paid on interest bearing liabilities increased 41 basis points from 2.82% for the year ended December 31, 2023 to 3.23% for the year ended December 31, 2024 due to the higher interest rate environment and in particular its impact on deposit costs, specifically time deposits. Normal amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $2.2 million to the increase in interest expense during the year ended December 31, 2024. Interest expense on time deposits increased $17.8 million, primarily due to the increase in the average balance of time deposits, which increased $316.8 million to $617.9 million for the year ended December 31, 2024 compared to $301.1 million for the year ended December 31, 2023, as a result of the Partners Merger.

The increase in interest expense on time deposits was also impacted by an increase in average interest rate paid, which increased 119 basis points from 3.29% for the year ended December 31, 2023 to 4.48% for the year ended December 31, 2024. Interest expense on borrowings increased $3.9 million, primarily due to increased borrowings which included subordinated debt acquired in the Partners Merger and a $40 million 2-year FHLB advance entered into in February 2024. Also contributing to increased interest expense on borrowings was a 96 basis points increase in the average interest rate paid on borrowings, from 4.25% for the year ended December 31, 2023 to 5.21% for the year ended December 31, 2024.

Provision for Credit Losses: The provision for credit losses decreased by $9.0 million from $9.3 million for the year ended December 31, 2023 to $257 thousand for the year ended December 31, 2024. For the year ended December 31, 2024, the provision for credit losses consisted of $642 thousand related to loans, a credit of $332 thousand related to unfunded commitments, and a credit of $53 thousand related to securities. The decrease in provision for credit losses was primarily due to the required $9.7 million provision for credit losses on non-PCD loans acquired in the Partners Merger in 2023, with no such provision required in 2024.

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

Non-interest Income: Non-interest income increased by $7.8 million to $8.9 million for the year ended December 31, 2024, from $1.1 million for the year ended December 31, 2023. The increase was primarily the result of an increase in service charges on deposit accounts of $3.1 million, from $978 thousand for the year ended December 31, 2023 to $4.0 million for the year ended December 31, 2024, primarily as a result of the Partners Merger. Additionally, the Company recognized a loss on the sale of an investment in the subordinated notes of Signature Bank which was taken into FDIC receivership in the first quarter of 2023. The Company sold our investment and recognized a loss of $2.4 million during the year ended December 31, 2023. Bank-owned life insurance ("BOLI") income increased $895 thousand, primarily due to increased income from BOLI acquired in the Partners Merger. Gains on sales of debt securities during the year ended December 31, 2024 were $4 thousand.

Non-interest Expenses: Non-interest expenses increased $29.1 million or 63.4%, from $45.8 million for the year ended December 31, 2023, to $74.9 million for the year ended December 31, 2024. The increase was primarily due to: (1) an increase in salaries and employee benefits of $20.4 million related to an increase in the number of employees due to the completion of the Partners Merger; (2) an increase of $4.1 million of amortization of intangible assets as a result of intangibles acquired from the Partners Merger; and (3) an increase of $3.4 million in equipment and data processing costs. These increases were offset by a decrease in merger and system conversion expenses of $10.3 million as most of the merger and system conversion expenses of the Partners Merger were incurred in 2023.

Income Tax Expense/Benefit: Income tax expense for the year ended December 31, 2024 totaled $7.4 million compared to an income tax benefit of $3.4 million for 2023 primarily as a result of an increase in income before income tax expense. The income tax expense recognized for the year ended December 31, 2024 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized income tax expense for the year ended December 31, 2024 at an effective tax rate of 22.0% which is greater than our statutory tax rate of 21%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is as compared to an income tax benefit for the year ended December 31, 2023 as a result of our net loss, which resulted in an effective tax rate of 21.9%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of December 31, 2024 totaled $582.0 million, or 91.4% of our certificates of deposit, and 24.7% of total deposits. Of these certificates of deposits, $103.6 million are brokered deposits, of which $75 million relate to our interest rate swap. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the FHLB. At December 31, 2024, the Company had remaining available capacity with the FHLB, subject to certain collateral restrictions, of approximately $723.8 million. There were $10.0 million in short-term FHLB advances outstanding at December 31, 2024, which matured in the first quarter of 2025. There were $40.0 million in long-term FHLB advances outstanding at December 31, 2024, scheduled to mature in February 2026.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions and a line at the Federal Reserve Bank Discount Window that provides additional liquidity at December 31, 2024.

The following table shows the Company’s available borrowing capacity at December 31, 2024.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$773,832	$50,000	$723,832
Federal Reserve Bank Discount Window	24,070	—	24,070
Correspondent Banks	77,000	—	77,000
Total	$874,902	$50,000	$824,902

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2024 and 2023, the Bank met the capital requirements to be considered “well capitalized.” See Note 16 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 17 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

For disclosures of the Company’s future obligations under operating leases, please see Note 7 within the Notes to the Consolidated Financial Statements. For disclosures of the Company’s contractual obligations related to certificates of deposits, please see Note 9 within the Notes to the Consolidated Financial Statements.

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

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a restructured loan will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the

Company. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, historical credit losses experienced by peer institutions on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. This evaluation has subjective components requiring material estimates, including forecasted national economic conditions such as U.S. GDP and U.S civilian unemployment rate, expected default probabilities, the expected loss given default, and the amounts and timing of expected future cash flows. This evaluation is also subject to adjustment through qualitative factor considerations. All of these factors may be susceptible to significant change.

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate, the year over year change in U.S. GDP, and S&P/Case-Shiller U.S. National Home Price Index ("HPI") could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. An immediate "shock" or increase of 25% in the FOMC's projected rate of U.S. civilian unemployment, a decrease of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% decrease in the HPI would increase the model's total calculated allowance by approximately $3.5 million, or 13.4%, to $30.0 million as of December 31, 2024, assuming qualitative adjustments are kept at current levels. An immediate decrease of 25% in the FOMC's projected rate of U.S. civilian unemployment, an increase of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% increase in the HPI would decrease the model's total calculated allowance by approximately $3.2 million, or 12.2%, to $23.2 million as of December 31, 2024, assuming qualitative adjustments are kept at current levels. While management's current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others.

Generally, loans that do not share similar risk characteristics are collateral-dependent and impairment is measured through the collateral method. Appraisals of the underlying value of property securing loans are critical in determining impairment. Assumptions used in appraisals could affect the valuation of a property securing a loan and the related allowance determined. Management reviews the assumptions supporting such appraisals to determine that resulting values reasonably reflect amounts realizable on related loans.

When the measurement of these loans is less than the recorded investment in the loan, the shortfall is recorded through the allowance for credit losses. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

Business Combinations: The Company accounts for acquisitions under the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on their purchase date. As provided for under accounting principles generally accepted in the United States of America, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Management has finalized the fair values of acquired assets and assumed liabilities from the Partners Merger. The valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LINKBANCORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LINKBANCORP, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.R. Snodgrass, P.C.

Conshohocken, Pennsylvania

March 31, 2025

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$13,834	$13,089
Interest-bearing deposits with other institutions	152,266	67,101
Cash and cash equivalents	166,100	80,190
Securities available for sale, at fair value	145,590	115,490
Securities held to maturity (Fair value of $30,284 and $34,236, respectively)	31,967	36,735
Less: Allowance for credit losses - held to maturity securities	(459)	(512)
Securities held to maturity, net	31,508	36,223
Loans receivable	2,255,749	2,128,284
Less: Allowance for credit losses - loans	(26,435)	(23,767)
Net loans	2,229,314	2,104,517
Investments in restricted bank stock	5,209	3,965
Premises and equipment, net	18,029	20,130
Right-of-Use Asset – Premises	14,913	15,497
Bank-owned life insurance	52,079	48,847
Goodwill	58,806	56,968
Other intangible assets, net	20,955	25,733
Deferred tax asset	18,866	24,153
Assets held for sale	94,146	115,499
Accrued interest receivable and other assets	23,263	22,113
TOTAL ASSETS	$2,878,778	$2,669,325
LIABILITIES
Deposits:
Demand, noninterest bearing	$658,646	$624,780
Interest bearing	1,701,936	1,574,019
Total deposits	2,360,582	2,198,799
Long-term borrowings	40,000	—
Short-term borrowings	10,000	10,000
Note payable	565	590
Subordinated debt	61,984	61,444
Lease liabilities	15,666	16,361
Allowance for credit losses - unfunded commitments	1,857	2,189
Liabilities held for sale	93,777	99,777
Accrued interest payable and other liabilities	14,126	14,369
TOTAL LIABILITIES	2,598,557	2,403,529

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 1, 7, and 17)

SHAREHOLDERS’ EQUITY
Preferred stock (At December 31, 2024 and 2023: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At December 31, 2024 and 2023: $0.01 par value; 50,000,000 shares authorized; 37,370,917 and 37,340,700 shares issued and outstanding, respectively.)	370	369
Surplus	264,449	263,310
Retained earnings	19,947	4,843
Accumulated other comprehensive loss	(4,545)	(3,209)
Total equity attributable to parent	280,221	265,313
Noncontrolling interest in consolidated subsidiary	—	483
TOTAL SHAREHOLDERS' EQUITY	280,221	265,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,878,778	$2,669,325

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$146,175	$58,791
Investment securities and certificates of deposit:
Taxable	6,206	3,260
Exempt from federal income tax	1,453	1,181
Other	4,890	1,966
Total interest and dividend income	158,724	65,198
INTEREST EXPENSE
Deposits	51,033	22,638
Other borrowings	3,977	1,923
Subordinated debt	3,820	1,926
Total interest expense	58,830	26,487
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	99,894	38,711
Provision for credit losses	257	9,295
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	99,637	29,416
NONINTEREST INCOME
Service charges on deposit accounts	4,036	978
Bank-owned life insurance	1,633	738
Net realized gains (losses) on the sales of debt securities	4	(2,370)
Gain on sale of loans	270	465
Other	2,919	1,276
Total noninterest income	8,862	1,087
NONINTEREST EXPENSE
Salaries and employee benefits	41,061	20,612
Occupancy	5,945	3,015
Equipment and data processing	7,174	3,720
Professional fees	2,830	1,698
FDIC insurance and supervisory fees	2,396	817
Bank shares tax	2,796	1,158
Intangible amortization	4,778	663
Merger & system conversion related expenses	914	11,176
Advertising	633	329
Other	6,377	2,644
Total noninterest expense	74,904	45,832
Income (loss) before income tax expense (benefit)	33,595	(15,329)
Income tax expense (benefit)	7,386	(3,361)
NET INCOME (LOSS)	$26,209	$(11,968)
EARNINGS (LOSS) PER SHARE, BASIC	$0.71	$(0.67)
EARNINGS (LOSS) PER SHARE, DILUTED	$0.71	$(0.67)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	36,990,672	17,753,914
DILUTED	37,105,614	17,753,914

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023
(In Thousands)
Net income (loss)	$26,209	$(11,968)
Components of other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(2,626)	3,225
Tax effect	552	(595)
Net of tax amount	(2,074)	2,630

Unrealized (loss) gain on cash flow hedges	(484)	324
Adjustment for amounts reclassified into net income	1,422	392
Tax effect	(197)	(150)
Net of tax amount	741	566

Reclassification adjustment for debt securities gains (losses) realized in net income	(4)	—
Tax effect	1	—
Net of tax amount	(3)	—
Total other comprehensive (loss) income	(1,336)	3,196
Total comprehensive income (loss)	$24,873	$(8,772)

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	26,209	—	26,209	—	26,209
Dividends declared ($0.30 per share)	—	—	—	(11,105)	—	(11,105)	—	(11,105)
Exercise of stock options	2,377	—	14	—	—	14	—	14
Employee stock purchase plan	30,199	1	152	—	—	153	—	153
Stock compensation amortization	—	—	988	—	—	988	—	988
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Retirement of restricted shares	(2,359)	—	(15)	—	—	(15)	—	(15)
Other comprehensive loss	—	—	—	—	(1,336)	(1,336)	—	(1,336)
Balance, December 31, 2024	37,370,917	$370	$264,449	$19,947	$(4,545)	$280,221	$—	$280,221

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total
Balance, December 31, 2022	14,939,640	$149	$117,709	$27,100	$(6,405)	$138,553	$—	$138,553
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(5,419)	—	(5,419)	—	(5,419)
Balance, January 1, 2023, as adjusted	14,939,640	149	117,709	21,681	(6,405)	133,134	—	133,134
Net loss	—	—	—	(11,968)	—	(11,968)	—	(11,968)
Dividends declared ($0.30 per share)	—	—	—	(4,870)	—	(4,870)	—	(4,870)
Issuance of shares of common stock, net proceeds	1,282,052	13	9,945	—	—	9,958	—	9,958
Exercise of stock options	29,632	—	150	—	—	150	—	150
Employee stock purchase plan	21,494	—	174	—	—	174	—	174
Share-based compensation expense:
Restricted Stock Issuance	384,724	—	—	—	—	—	—	—
Stock Compensation Amortization	—	—	244	—	—	244	—	244
Impact of merger with Partners Bancorp	20,683,158	207	135,088	—	—	135,295	483	135,778
Other comprehensive income	—	—	—	—	3,196	3,196	—	3,196
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(In Thousands)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$26,209	$(11,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	257	9,295
Depreciation	1,892	1,121
Amortization of intangible assets	4,778	663
Accretion of discounts, net	(11,747)	(204)
Origination of loans to be sold	(10,093)	(4,210)
Proceeds from loan sales	10,363	4,537
Gain on sale of loans	(270)	(465)
Share-based and deferred compensation	1,864	1,049
Bank-owned life insurance income	(1,633)	(738)
(Gain) loss on sale of debt securities	(4)	2,370
Change in accrued interest receivable and other assets	5,939	(3,800)
Change in accrued interest payable and other liabilities	(1,977)	2,340
Other, net	(136)	—
Net cash provided by (used in) operating activities	25,442	(10)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,691	91,364
Proceeds from calls and maturities	10,230	—
Proceeds from principal repayments	13,255	8,285
Purchases	(57,322)	(9,756)
Investment securities held to maturity:
Proceeds from principal repayments	5,055	3,436
Purchases	(250)	(11,289)
Proceeds from redemptions of certificates of deposit with other banks	—	5,623
Purchase of restricted investment in bank stocks	(16,530)	(15,624)
Redemption of restricted investment in bank stocks	15,286	21,799
Increase in loans, net	(91,433)	(65,915)
Purchase of bank-owned life insurance	(1,599)	(9,712)
Cash paid to buy-out minority interest	(483)	—
Proceeds from disposal of premises and equipment	2,967	—
Purchase of premises and equipment	(2,885)	(1,153)
Purchase of computer software	—	(220)
Net cash acquired through merger and acquisition	—	41,745
Net cash (used in) provided by investing activities	(122,018)	58,583

FINANCING ACTIVITIES
Increase in deposits, net	153,425	51,834
Change in short-term borrowings, net	—	(65,640)
Proceeds from long-term borrowings	40,000	—
Issuance of shares from exercise of stock options	14	150
Dividends paid	(11,105)	(4,870)
Net proceeds from issuance of common stock	152	10,132
Net cash provided by (used in) financing activities	182,486	(8,394)
Increase in cash and cash equivalents	85,910	50,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,190	30,011
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,100	$80,190

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$58,431	$27,874
Income taxes	—	—
Reclassification of New Jersey branch loans from portfolio loans to assets held-for-sale, net	$(21,528)	—
Reclassification of New Jersey branch assets to assets held-for-sale	$175	—
Reclassification of New Jersey branch deposits to liabilities held-for-sale, net	$6,124	—
Reclassification of New Jersey branch liabilities to liabilities held-for-sale	$(124)	—
MERGER AND ACQUISITION CASH FLOW DISCLOSURES
Non-cash assets acquired:
Securities available for sale	$—	$123,440
Loans	—	1,240,334
Investments in restricted bank stock	—	6,763
Premises and equipment	—	15,504
Right-of-Use Asset	—	6,042
Bank-owned life insurance	—	19,153
Goodwill	—	21,126
Intangible Assets	—	25,344
Deferred tax assets	—	14,466
Accrued interest receivable and other assets	—	10,730
Liabilities assumed:
Deposits	—	1,299,867
Other borrowings	—	55,292
Subordinated debt	—	21,078
Operating lease liabilities	—	6,908
Accrued interest payable and other liabilities	—	5,724
Net non-cash assets acquired	—	94,033
Cash and cash equivalents acquired	$—	$41,745

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

On September 17, 2018, the Pennsylvania Department of Banking and Securities (the "PADOBS") approved the acquisition of 100 percent of the shares of Stonebridge Bank, subject to recapitalization of the bank and continued compliance with capital ratios outlined in Note 16. On October 5, 2018, LINKBANCORP, Inc. purchased 100 percent of the outstanding shares of Stonebridge Bank, from its former parent company Stonebridge Financial Corp. under section 363 of the Bankruptcy Code. LINKBANCORP subsequently renamed the bank LINKBANK.

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

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its eight Solutions Centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and loan production offices located in Chester and York Counties, in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, four solutions centers and a loan production office in Sussex county in Delaware, three solutions centers in Camden and Burlington counties in New Jersey, three solutions centers in Spotsylvania and Fairfax counties in Virginia, and one solutions center in the city of Fredericksburg, Virginia. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

Pending Sale of New Jersey Solutions Centers

On May 9, 2024, the Bank entered into a purchase and assumption agreement (the “Agreement”) with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU will purchase certain assets and assume certain liabilities (the “Transaction” or "New Jersey Branch Sale") of the New Jersey operations of the Bank, including all three branch locations (including two branch leases).

Under the Agreement, AHFCU will acquire substantially all of the loans, three branch locations (along with associated personal property and fixtures) and will assume substantially all of the deposits. The total deposit premium to be paid by AHFCU equates to approximately 7.0% of all deposits assumed at closing. With respect to the acquired loans, AHFCU will pay an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. AHFCU will pay book value for fixed assets, real estate and any other assets located at the owned branch. As of December 31, 2024, approximately $91.8 million in loans and $93.6 million in deposits were classified as held for sale in connection with the Transaction. The FDIC and NCUA have approved the Transaction which remains subject to customary closing conditions. We anticipate the Transaction will be completed on March 31, 2025, subject to satisfaction or waiver of customary closing conditions.

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

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Assets and liabilities related to the New Jersey Branch Sale have been reclassified into assets held for sale and liabilities held for sale, respectively, within the Consolidated Balance Sheets. Also refer to the supplemental cash flow disclosures section of the Consolidated Statements of Cash Flows. Reclassifications had no effect on prior year net income or shareholders' equity.

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

Acquisition Method of Accounting

The Company accounts for acquisitions using the acquisition method of accounting. The acquisition method of accounting requires the Company to estimate the fair value of the tangible assets and identifiable intangible assets acquired and liabilities assumed. The estimated fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. Accounting for business combination under GAAP acquisition method prohibits “carrying over” valuation allowances, such as the allowance for credit losses. Uncertainties relating to the expected future cash flows are reflected in the fair value measurement of the acquired loans and reflected in the purchase price. The Company will establish credit loss allowances for the acquired loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition.

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

Goodwill and other intangible assets are reviewed for impairment annually as of September 30 and between annual tests when events and circumstances indicate that impairment may have occurred. If there is a goodwill impairment charge, it will be the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The same one-step impairment test is applied to goodwill at all reporting units.

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

Investment Securities

Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These investment securities are carried at fair value. Fair values of securities available for sale are determined by using Level 2 fair value measures calculated through the use of matrix pricing. Matrix pricing is a common mathematical technique that does not rely exclusively on quoted market prices for specific securities but rather utilizes the security’s relationship to other benchmark quoted prices in determining fair value. The Company uses independent service providers to calculate our Level 2 fair value measures. Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of other comprehensive income until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold on the trade date. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: agriculture and farmland, commercial and industrial, commercial real estate, construction and municipal. Consumer loans consist of the following classes: residential real estate, and consumer and other. The loan segments are based on collateral type.

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

Portfolio Segment	Measurement Method
Agriculture and farmland	Remaining life
Construction	Discounted cash flow
Commercial & industrial	Discounted cash flow
Commercial real estate
Multifamily	Discounted cash flow
Owner occupied	Discounted cash flow
Non-owner occupied	Discounted cash flow
Residential real estate
First liens	Discounted cash flow
Second liens and lines of credit	Discounted cash flow
Municipal	Remaining life
Consumer and other loans	Remaining life

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification to a borrower experiencing financial difficulty will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

Investment in Restricted Stock, at Cost

The Company holds restricted stock in the FHLB and the Atlantic Community Bancshares, Inc. (“ACBB”) which is carried at cost. The Company holds $375 and $389 of ACBB stock at December 31, 2024 and 2023, respectively. The Company holds $4,834 and $3,576 of FHLB stock at December 31, 2024 and 2023, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

Leases

The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's leases do not provide an implicit rate, so the Company's incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. In calculating the present value of lease payments, the Company may include options to extend the lease when it is reasonably certain that it will exercise that option.

In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), the Company keeps leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes these lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for them as a single lease component.

Other Real Estate Owned

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair value of the real estate or other assets to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other noninterest income or other noninterest expense. As of December 31, 2024 and 2023, the Company had no other real estate owned. At December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $585 thousand.

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

Stock Warrants

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of December 31, 2024 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.

Based on the contractual terms, the warrants do not fall within the scope of ASC 480-10, Distinguishing Liabilities from Equity, and they meet the requirements within ASC 815, Derivatives and Hedging, to be classified within shareholders’ equity. The fair value of these shares upon issuance using the Black-Scholes model was zero, based on the fair value for the stock on the date of grant.

Comprehensive Loss

Comprehensive Loss consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.

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

Operating Segments

While the chief decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2024 and 2023 were $633 and $329, respectively, and were included within Other Expenses within the Consolidated Statements of Operations.

Assets and Liabilities Held for Sale

The Company is holding assets and liabilities for sale in connection with the New Jersey Branch Sale, which are held at lower of their carrying value or fair value less cost to sell. Depreciation and amortization was stopped at the time the assets were classified as held for sale.

Recently Adopted Accounting Standards

In 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment's expenses, even for companies with only one reportable segment. The adoption of this standard did not have a material effect on the Company's operating results or financial condition. Refer to Note 23 for the Company's segment disclosures.

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

As a result of the adoption of ASU 2016-13, the Company revised some of its existing accounting policies as described earlier in this footnote.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which added to ASU 2020-04 optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The Company identified its loan receivables that have an interest rate indexed to LIBOR, verified proper transition language existed in the contracts and executed contractual updates, as needed, with the impacted borrowers. The Company replaced LIBOR in most cases with one-month Term SOFR or Daily SOFR. The impact was not material to the financial statements of the Company.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

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

Net interest income and net loss for the Company were $8,897 and $11,712, respectively, since the date of acquisition through December 31, 2023 and is included in the Company's Consolidated Statement of Operations.

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

Total Consideration in the Merger		$135,779

Calculated Fair Value of Assets Acquired
Cash and cash equivalents	$34,586
Federal funds sold	7,159
Securities available for sale	123,440
Loans, net of ACL(1)	1,238,087
Premises and equipment	15,422
Right-of-use asset	6,042
Core deposit intangible	25,344
Deferred taxes	14,986
Investments in restricted bank stock	6,763
Accrued interest receivable and other assets	29,855
Total Assets Acquired	1,501,684

Calculated Fair Value of Liabilities Assumed
Deposits	1,299,867
Long term borrowings	55,292
Subordinated debt	21,078
Operating lease liabilities	6,908
Other liabilities	5,724
Total Liabilities Assumed	1,388,869
Net Assets Acquired		112,815
Goodwill From the Merger		$22,964
(1) The Company recorded a $2.3 million measurement period adjustment to the carrying value of goodwill related to a PCD loan at June 30, 2024

The following table summarizes the Partners Merger as of November 30, 2023:

Consideration paid
(dollars in thousands)
Common stock consideration:
Common shares of Partners Bancorp		17,985,577
Exchange ratio		1.15
LINKBANCORP, Inc. common stock issued		20,683,158
LINKBANCORP, Inc. stock price on acquisition date		$6.47
Purchase price assigned to Partners Bancorp common shares		133,820

Restricted stock consideration
Partners Bancorp restricted stock shares		297,726
LINKBANCORP, Inc. stock price on acquisition date		$6.47
Total purchase price assigned to Partners Bancorp restricted shares		1,926

Cash paid in exchange for Partners Bancorp stock options and fractional shares		33
Total consideration		$135,779

Net Assets Acquired
Partners Bancorp shareholders’ equity	$143,817
Partners Bancorp goodwill and intangibles	(10,699)

Fair Value Adjustments:
Securities available for sale	(921)
Loans
Interest rate	(53,681)
General credit	(11,607)
Credit adjustment for loans acquired with deteriorated credit quality(1)	(8,263)
Remove existing deferred loan fees, net at acquisition	2,462
Remove the allowance for credit losses present at acquisition	16,124
Premises and equipment	2,963

Core deposit intangible	25,344
Other assets	4,527

Liabilities
Time deposits	3,595
Subordinated debt	1,179
Other liabilities	(2,025)
		112,815
Goodwill From the Merger		$22,964
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

The assets acquired and liabilities assumed in the acquisition of Partners were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and were subject to adjustment for up to one year after the closing date of the acquisition. The Company has finalized the fair values of all aspects of the acquisition. During the second quarter of 2024, management identified a loan which, at the time of acquisition, met the criteria to be considered purchase credit deteriorated. The analysis of the loan resulted in $2,300 added to the allowance for credit losses, and $1,838 added to goodwill. The resulting changes to loans, goodwill, and deferred taxes are reflected within this footnote.

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

Pro Forma Combined Results of Operations (Unaudited)

The following pro forma financial information presents the consolidated results of operations of Partners and LINKBANCORP as if the Partners Merger occurred as of January 1, 2022 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. Merger related expenses incurred by the Company during the year ended December 31, 2023 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Partners merged with LINKBANCORP, Inc. at the beginning of 2023. The pro forma amounts for the year ended December 31, 2023 does not reflect the anticipated cost savings that had not yet been realized.

Year ended December 31,
(Dollars in thousands)	2023
Net interest income	$102,941
Non-interest income	5,252
Net income	26,255
Basic earnings per common share	$0.71
Diluted earnings per common share	$0.71

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investment securities available for sale are summarized as follows:

	December 31, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,017	$96	$(40)	$—	$13,073
Obligations of state and political subdivisions	51,254	10	(4,063)	—	47,201
Mortgage-backed securities in government-sponsored entities	88,289	61	(3,567)	—	84,783
Other securities	542	—	(9)	—	533
	$153,102	$167	$(7,679)	$—	$145,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,250	$—	$(984)	$14,266	$(459)
Structured mortgage-backed securities	16,717	6	(705)	16,018	—
	$31,967	$6	$(1,689)	$30,284	$(459)

	December 31, 2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$12,711	$279	$(5)	$—	$12,985
US Government Treasury securities	4,925	17	—	—	4,942
Obligations of state and political subdivisions	49,640	420	(3,015)	—	47,045
Mortgage-backed securities in government-sponsored entities	50,795	515	(3,129)	—	48,181
Other securities	2,301	49	(13)	—	2,337
	$120,372	$1,280	$(6,162)	$—	$115,490

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,000	$—	$(1,592)	$13,408	$(512)
Structured mortgage-backed securities	21,735	—	(907)	20,828	-
	$36,735	$—	$(2,499)	$34,236	$(512)

The following tables show the Company's gross unrealized loss positions for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency securities	$3,960	$(40)	$—	$—	$3,960	$(40)
Obligations of state and political subdivisions	11,433	(273)	34,345	(3,790)	45,778	(4,063)
Mortgage-backed securities in government-sponsored entities	45,629	(902)	29,877	(2,665)	75,506	(3,567)
Other securities	—	—	407	(9)	407	(9)
	$61,022	$(1,215)	$64,629	$(6,464)	$125,651	$(7,679)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,995	$(5)	$—	$—	$1,995	$(5)
Obligations of state and political subdivisions	4,836	(247)	27,736	(2,768)	32,572	(3,015)
Mortgage-backed securities in government-sponsored entities	4,703	(136)	31,249	(2,993)	35,952	(3,129)
Other securities	—	—	601	(13)	601	(13)
	$11,534	$(388)	$59,586	$(5,774)	$71,120	$(6,162)

No allowance for credit losses on available for sale debt securities was required at December 31, 2024 or December 31, 2023. The Company reviews its position quarterly and believes that as of December 31, 2024 and 2023, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 210 and 164 available for sale debt securities with unrealized losses at December 31, 2024 and 2023, respectively. There were 10 and 12 held-to-maturity debt securities with unrealized losses at December 31, 2024 and 2023, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $817 and $505 at December 31, 2024 and 2023, respectively, which is excluded from the estimate of credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $278 and $288 at December 31, 2024 and 2023, respectively, which is excluded from the estimate of credit losses.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following tables presents the activity in the allowance for credit losses for corporate debentures held to maturity for the twelve months ended December 31, 2024 and 2023.

For the Twelve Months Ended December 31,
(in Thousands)	2024
Balance, December 31, 2023	$512
Changes in the allowance for credit losses	(53)
Balance, December 31, 2024	$459

For the Twelve Months Ended December 31,
(in Thousands)	2023
Balance, December 31, 2022	$—
Impact of adopting ASC 326	602
Changes in the allowance for credit losses	51
Securities charged-off	(141)
Balance, December 31, 2023	$512

As of December 31, 2024, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$660	$655	$3,000	$2,982
Due after one year through five years	14,109	13,779	3,000	2,944
Due after five years through ten years	21,973	20,928	9,250	8,340
Due after ten years	27,529	24,912	—	—
Mortgage-backed securities and Collateralized mortgage obligations	88,289	84,783	16,717	16,018
Other securities	542	533	—	—
	$153,102	$145,590	$31,967	$30,284

The following table summarizes sales of debt securities:

(In Thousands)	For the year ended December 31,
	2024	2023
Proceeds	$1,691	$91,364
Gross gains	4	—
Gross losses	—	2,370
Net gain (loss)	$4	$(2,370)

The tax (provision) benefit related to these realized gains and losses was approximately ($1) and $498 as of December 31, 2024 and December 31, 2023, respectively.

The Company had pledged debt securities with a carrying value of $57.9 million and $65.9 million to secure public monies as of December 31, 2024 and 2023, respectively.

4. LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	December 31, 2024	December 31, 2023
Agriculture and farmland loans	$67,741	$65,861
Construction loans	152,619	161,825
Commercial & industrial loans	245,833	232,412
Commercial real estate loans
Multifamily	211,778	176,843
Owner occupied	477,742	474,964
Non-owner occupied	628,237	551,481
Residential real estate loans
First liens	373,469	376,092
Second liens and lines of credit	76,713	66,648
Consumer and other loans	17,086	16,740
Municipal loans	3,886	5,244
	2,255,104	2,128,110
Deferred costs	645	174
Allowance for credit losses	(26,435)	(23,767)
Total	$2,229,314	$2,104,517

The above table does not include loans that are held for sale related to the New Jersey branch sale.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, Delaware, and southern New Jersey. A significant portion of the loan portfolio is secured by real estate.

At December 31, 2024 and 2023, the Company serviced residential mortgage loans for the FHLB in the amount of $40,578 and $44,167, respectively.

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover expected credit losses in the loan portfolio at December 31, 2024.

The following tables summarize the activity in the allowance for credit losses by loan segment for the year ended December 31, 2024.

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Year Ended December 31, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$(1)	$11
Construction	959	—	4	—	(70)	893
Commercial & industrial	2,940	(152)	89	—	1,216	4,093
Commercial real estate
Multifamily	1,483	—	2	—	320	1,805
Owner occupied	6,572	(29)	1	—	(933)	5,611
Non-owner occupied	5,773	(54)	11	2,300	1,315	9,345
Residential real estate
First liens	4,778	(4)	26	—	(1,405)	3,395
Second liens and lines of credit	1,072	(9)	14	—	77	1,154
Municipal	79	—	—	—	(31)	48
Consumer and other loans	99	(185)	12	—	154	80
Total	$23,767	$(433)	$159	$2,300	$642	$26,435

	Beginning balance	Impact of adopting ASC 326	Allowance for Credit Losses on PCD Acquired Loans	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Year Ended December 31, 2023
Allowance for credit losses:
Agriculture and farmland	$279	$(190)	$—	$—	$—	$(77)	$12
Construction	274	513	39	—	—	133	959
Commercial & industrial	583	283	303	(200)	1	1,970	2,940
Commercial real estate
Multifamily	480	340	97	—	—	566	1,483
Owner occupied	635	760	1,816	—	—	3,361	6,572
Non-owner occupied	1,116	3,195	1,937	—	—	(475)	5,773
Residential real estate
First liens	1,029	635	42	—	54	3,018	4,778
Second liens and lines of credit	218	140	64	—	61	589	1,072
Municipal	12	(2)	—	—	—	69	79
Consumer and other loans	40	(19)	5	—	—	73	99
Total	$4,666	$5,655	$4,303	$(200)	$116	$9,227	$23,767

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 89 days still accruing by segments of the loan portfolio.

	As of December 31, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	9	—	9	157
Commercial & industrial	125	7	132	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	6,171	3,581	9,752	—
Non-owner occupied	398	3,931	4,329	—
Residential real estate
First liens	1,975	—	1,975	289
Second liens and lines of credit	482	—	482	—
Municipal	—	—	—	—
Consumer and other loans	—	—	—	48
Total	$9,160	$7,519	$16,679	$494

	As of December 31, 2023
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	191	—	191	—
Commercial & industrial	53	8	61	58
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	2,465	83	2,548	6
Non-owner occupied	948	281	1,229	—
Residential real estate
First liens	2,346	361	2,707	149
Second liens and lines of credit	294	—	294	—
Municipal	—	—	—	—
Consumer and other loans	7	—	7	—
Total	$6,304	$733	$7,037	$213

The Company recognized $605 and $124 of interest income on nonaccrual loans during the year ended December 31, 2024 and 2023, respectively.

The following table presents, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of December 31, 2024 and 2023.

	December 31, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	9	—	—	9
Commercial & industrial loans	—	132	—	132
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,752	—	—	9,752
Non-owner occupied	4,329	—	—	4,329
Residential real estate loans
First liens	1,975	—	—	1,975
Second liens and lines of credit	482	—	—	482
Municipal	—	—	—	—
Consumer and other loans	—	—	—	—
Total	$16,547	$132	$—	$16,679

	December 31, 2023
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	191	—	—	191
Commercial & industrial loans	—	61	—	61
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	2,548	—	—	2,548
Non-owner occupied	1,229	—	—	1,229
Residential real estate loans
First liens	2,707	—	—	2,707
Second liens and lines of credit	294	—	—	294
Municipal	—	—	—	—
Consumer and other loans	—	—	7	7
Total	$6,969	$61	$7	$7,037

The following table presents an aging analysis of the recorded investment of past due loans at December 31, 2024 and December 31, 2023.

	December 31, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$23	$—	$—	$23	$67,718	$67,741
Construction	197	—	166	363	152,256	152,619
Commercial & industrial	41	—	90	131	245,702	245,833
Commercial real estate
Multifamily	314	—	—	314	211,464	211,778
Owner occupied	334	660	8,768	9,762	467,980	477,742
Non-owner occupied	—	—	398	398	627,839	628,237
Residential real estate
First liens	686	317	1,220	2,223	371,246	373,469
Second liens and lines of credit	191	119	276	586	76,127	76,713
Consumer and other loans	7	1	48	56	17,030	17,086
Municipal	—	—	—	—	3,886	3,886
Total	$1,793	$1,097	$10,966	$13,856	$2,241,248	$2,255,104

	December 31, 2023
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$14	$—	$—	$14	$65,847	$65,861
Construction	10	—	191	201	161,624	161,825
Commercial & industrial	46	1	118	165	232,247	232,412
Commercial real estate
Multifamily	—	—	—	—	176,843	176,843
Owner occupied	156	2,802	137	3,095	471,869	474,964
Non-owner occupied	—	86	1,239	1,325	550,156	551,481
Residential real estate
First liens	719	419	872	2,010	374,082	376,092
Second liens and lines of credit	279	128	97	504	66,144	66,648
Consumer and other loans	15	15	7	37	16,703	16,740
Municipal	—	—	—	—	5,244	5,244
Total	$1,239	$3,451	$2,661	$7,351	$2,120,759	$2,128,110

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2024.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$11,357	$1,040	$13,682	$8,761	$4,780	$21,105	$5,320	$—	$66,045
Special mention	—	10	—	51	—	1,387	248	—	1,696
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Agriculture and farmland	$11,357	$1,050	$13,682	$8,812	$4,780	$22,492	$5,568	$—	$67,741
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	38,681	54,929	17,645	18,952	1,226	8,567	12,422	—	152,422
Special mention		—	—	—	—	—	—	—	—
Substandard or lower	—	197	—	—	—	—	—	—	197
Total Construction	38,681	55,126	17,645	18,952	1,226	8,567	12,422	—	152,619
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	36,194	23,645	18,632	18,880	10,145	8,154	115,655	—	231,305
Special mention	301	153	4,606	88	—	363	7,023	—	12,534
Substandard or lower	74	51	384	47	—	299	1,139	—	1,994
Total Commercial & industrial	36,569	23,849	23,622	19,015	10,145	8,816	123,817	—	245,833
Commercial & industrial
Current period gross charge-offs	—	—	—	—	20	7	125	—	152
Commercial real estate - Multifamily
Pass	34,006	11,064	84,497	49,859	19,451	11,232	685	—	210,794
Special mention	—	—	984	—	—	—	—	—	984
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Multifamily	34,006	11,064	85,481	49,859	19,451	11,232	685	—	211,778
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	52,566	56,674	101,351	83,703	48,003	99,600	15,120	—	457,017
Special mention	—	—	365	1,984	416	5,608	262	—	8,635
Substandard or lower	—	—	9,327	—	—	2,632	131	—	12,090
Total Commercial real estate - Owner occupied	52,566	56,674	111,043	85,687	48,419	107,840	15,513	—	477,742
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	23	6	—	—	29
Commercial real estate - Non-owner occupied
Pass	78,928	60,584	187,113	111,191	48,512	120,340	8,535	—	615,203
Special mention	744	—	—	1,536	3,352	3,073	—	—	8,705
Substandard or lower	—	—	—	3,931	—	324	74	—	4,329
Total Commercial real estate - Non-owner occupied	79,672	60,584	187,113	116,658	51,864	123,737	8,609	—	628,237
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	54	—	—	54
Municipal
Pass	71	356	—	350	939	2,088	82	—	3,886
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Municipal	71	356	—	350	939	2,088	82	—	3,886
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$251,803	$208,292	$422,920	$291,696	$133,056	$271,086	$157,819	$—	$1,736,672
Special mention	1,045	163	5,955	3,659	3,768	10,431	7,533	—	32,554
Substandard or lower	74	248	9,711	3,978	—	3,255	1,344	—	18,610
Total	$252,922	$208,703	$438,586	$299,333	$136,824	$284,772	$166,696	$—	$1,787,836

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2023.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$1,466	$14,372	$9,613	$5,147	$2,319	$22,627	$5,114	$29	$60,687
Special mention	—	—	30	—	811	1,206	342	—	2,389
Substandard or lower	13	—	15	121	—	2,576	60	—	2,785
Total Agriculture and farmland	$1,479	$14,372	$9,658	$5,268	$3,130	$26,409	$5,516	$29	$65,861
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	55,462	45,206	30,593	2,932	6,161	5,446	14,424	1,317	161,541
Special mention	—	—	—	—	—	—	93	—	93
Substandard or lower	—	—	—	98	—	—	—	93	191
Total Construction	55,462	45,206	30,593	3,030	6,161	5,446	14,517	1,410	161,825
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	29,586	31,653	24,184	13,831	4,285	7,536	119,602	68	230,745
Special mention	—	113	139	—	15	4	1,071	—	1,342
Substandard or lower	—	—	47	—	194	—	43	41	325
Total Commercial & industrial	29,586	31,766	24,370	13,831	4,494	7,540	120,716	109	$232,412
Commercial & industrial
Current period gross charge-offs	—	—	—	—	—	—	200	—	200
Commercial real estate - Multifamily
Pass	12,587	80,127	50,320	18,871	6,031	6,737	298	—	174,971
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	1,872	—	—	1,872
Total Commercial real estate - Multifamily	12,587	80,127	50,320	18,871	6,031	8,609	298	—	176,843
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	53,765	127,684	96,193	50,888	39,043	83,753	7,801	6	459,133
Special mention	—	377	3,125	—	6,318	—	429	—	10,249

Substandard or lower	—	—	—	626	2,408	2,391	157	—	5,582
Total Commercial real estate - Owner occupied	53,765	128,061	99,318	51,514	47,769	86,144	8,387	6	474,964
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	58,210	173,415	118,081	56,025	59,792	78,465	6,177	86	550,251
Special mention	—	—	42	—	—	—	—	—	42
Substandard or lower	—	—	325	—	56	558	249	—	1,188
Total Commercial real estate - Non-owner occupied	58,210	173,415	118,448	56,025	59,848	79,023	6,426	86	551,481
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	529	—	420	1,675	—	2,526	94	—	5,244
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total - Municipal	529	—	420	1,675	—	2,526	94	—	5,244
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$211,605	$472,457	$329,404	$149,369	$117,631	$207,090	$153,510	$1,506	$1,642,572
Special mention	—	490	3,336	—	7,144	1,210	1,935	—	14,115
Substandard or lower	13	—	387	845	2,658	7,397	509	134	11,943
Total	$211,618	$472,947	$333,127	$150,214	$127,433	$215,697	$155,954	$1,640	$1,668,630

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of December 31, 2024 and 2023.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$28,532	$48,601	$86,197	$82,086	$35,962	$78,244	$11,583	$—	$371,205
Nonperforming	—	—	—	219	29	2,016	—	—	2,264
Total Residential real estate - First liens	$28,532	$48,601	$86,197	$82,305	$35,991	$80,260	$11,583	$—	$373,469
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	4	—	—	4
Residential real estate - Second liens and lines of credit
Performing	2,643	940	985	349	61	1,666	68,937	650	76,231
Nonperforming	—	—	—	—	—	294	188	—	482
Total Residential real estate - Second liens and lines of credit	2,643	940	985	349	61	1,960	69,125	650	76,713
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	9	—	—	9
Consumer and other
Performing	2,610	4,433	1,863	113	52	67	7,900	—	17,038
Nonperforming	—	—	—	—	—	48	—	—	48
Total Consumer and other	2,610	4,433	1,863	113	52	115	7,900	—	17,086
Consumer and other
Current period gross charge-offs	—	6	4	6	1	18	150	—	185
Total
Performing	$33,785	$53,974	$89,045	$82,548	$36,075	$79,977	$88,420	$650	$464,474
Nonperforming	—	—	—	219	29	2,358	188	—	2,794
Total	$33,785	$53,974	$89,045	$82,767	$36,104	$82,335	$88,608	$650	$467,268

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$41,984	$90,220	$95,232	$37,966	$22,934	$75,918	$8,982	$—	$373,236
Nonperforming	—	—	33	101	208	2,514	—	—	2,856
Total Residential real estate - First liens	$41,984	$90,220	$95,265	$38,067	$23,142	$78,432	$8,982	$—	$376,092
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	1,045	1,702	386	184	205	2,259	60,573	—	66,354
Nonperforming	—	—	—	—	—	—	294	—	294
Total Residential real estate - Second liens and lines of credit	1,045	1,702	386	184	205	2,259	60,867	—	66,648
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	5,007	437	213	150	73	85	10,768	—	16,733
Nonperforming	—	—	—	—	—	—	7	—	7
Total Consumer and other	5,007	437	213	150	73	85	10,775	—	16,740
Consumer and other
Current period gross charge-offs	—	—	—	—	—	—	1	—	1
Total
Performing	$48,036	$92,359	$95,831	$38,300	$23,212	$78,262	$80,323	$—	$456,323
Nonperforming	—	—	33	101	208	2,514	301	—	3,157
Total	$48,036	$92,359	$95,864	$38,401	$23,420	$80,776	$80,624	$—	$459,480

Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. The Company may also provide multiple types of modifications on an individual loan. For the year ended December 31, 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At December 31, 2024, the amortized cost basis of the loan is $3,931 and has been placed on non-accrual. For year ended December 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loans.

Purchased Credit Deteriorated Loans

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows.

(In Thousands)	2024
Purchase price of loans at acquisition	$435,704
Allowance for credit losses at acquisition	6,603
Non-credit (discount) premium at acquisition	(16,981)
Par value of acquired loans at acquisition	$425,326

6. PROPERTY, PLANT, AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	December 31,
(In Thousands)	2024	2023
Land	$2,334	$3,099
Buildings and improvements	11,629	13,307
Furniture, fixtures, and equipment	6,489	6,340
Leasehold Improvements	4,128	3,450
	24,580	26,196
Accumulated Depreciation	(6,551)	(6,066)
Total	$18,029	$20,130

The above table does not include premises and equipment that has been classified as assets held for sale on the balance sheet. At both December 31, 2024 and December 31, 2023, there was $2.1 million in premises and equipment classified as assets held for sale.

Depreciation expense was $1.9 million and $1.1 million for 2024 and 2023, respectively.

7. LEASE COMMITMENTS

The Company enters into leases in the normal course of business. The Company leases its administration and operations facility and 18 solutions centers under lease agreements with remaining terms ranging from less than one year to 15 years. Certain leases include renewal options to extend for up to seventeen years.

Right-of-use assets and lease liabilities by lease type are as follows:

(In Thousands)	December 31, 2024	December 31, 2023
Right-of-Use Asset
Operating leases	$14,039	$14,527
Finance leases	874	970
Total Right-of-Use Asset	$14,913	$15,497

Lease Liabilities
Operating leases	$14,412	$15,006
Finance leases	1,254	1,355
Total lease liabilities	$15,666	$16,361

The amounts included above are not inclusive of right-of-use asset and lease liabilities reclassified as held for sale as of December 31, 2024 and 2023. At December 31, 2024 and 2023, right-of-use assets included within assets held for sale were $231 and $101, respectively. At December 31, 2024 and 2023, lease liabilities included within liabilities held for sale were $223 and $103, respectively.

The components of total lease cost were as follows.

(In Thousands)	December 31, 2024	December 31, 2023
Finance lease cost
Right-of-Use amortization	$88	7
Interest expense	34	3
Operating lease cost	2,334	1,358
Total lease cost	$2,456	$1,368

The following table presents information associated with our obligations under leases for the years ended December 31, 2024 and 2023:

	2024	2023
Finance lease weighted-average remaining term (years)	9.92	10.92
Finance lease weighted-average discount rate	2.59%	2.59%

Operating lease weighted-average remaining term (years)	9.01	9.72
Operating lease weighted-average discount rate	4.74%	4.15%

The following table presents the undiscounted cash flows due related to operating and finance leases as of December 31, 2024:

(In Thousands)	Operating Leases	Finance Leases
2025	$2,053	$138
2026	2,026	138
2027	1,982	138
2028	1,841	138
2029 and thereafter	10,100	886
Total Undiscounted Cash Flows	$18,002	$1,438
Discount on Cash Flows	(3,590)	(184)
Total lease liabilities	$14,412	$1,254

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Beginning of year	$56,968	$35,842
Acquired Goodwill	—	21,126
Measurement period adjustment	1,838	—
Impairment	—	—
End of year	$58,806	$56,968

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At December 31, 2024, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$26,910	$6,061	$26,910	$1,344
Trade name intangibles	348	242	348	181
Total	$27,258	$6,303	$27,258	$1,525

Aggregate amortization expense for the years ended December 31, 2024 and 2023 was $4.8 million and $663 thousand, respectively.

Expected aggregate annual amortization expense for the next five years assuming no new acquisitions or impairments is as follows:

(In Thousands)
2025	$4,291
2026	3,795
2027	3,271
2028	2,791
2029	2,312
2030 and thereafter	4,495
$20,955

9.
DEPOSITS

Deposit accounts are summarized as follows:

	December 31, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$658,646	27.89%	$624,780	28.42%
Demand, interest-bearing	525,173	22.25	425,551	19.35
Money market and savings	540,030	22.88	554,204	25.20
Time deposits, $250 and over	164,901	6.99	128,334	5.84
Time deposits, other	368,217	15.60	346,519	15.76
Brokered time deposits	103,615	4.39	119,411	5.43
	$2,360,582	100.0%	$2,198,799	100.0%

The above table does not include deposits that are held for sale related to the New Jersey branch sale.

The brokered deposits outstanding at December 31, 2024 are scheduled to mature in the first quarter of 2025.

The scheduled maturities of time deposits, including brokered deposits, are as follows:

(In Thousands)	December 31, 2024
One year or less	$581,981
More than one year to two years	35,902
More than two years to three years	9,522
More than three years to four years	6,097
More than four years to five years	2,601
More than five years	630
Total	$636,733

10.
BORROWINGS AND SUBORDINATED DEBENTURES

Other borrowings and subordinated debt was as follows:

(in Thousands)	December 31, 2024	December 31, 2023
Long-term borrowings	$40,000	$—
Short-term borrowings	10,000	10,000
Subordinated Debt	61,984	61,444
Note payable	565	590
Total	$112,549	$72,034

Subordinated Notes Sale - 2022

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the "Agreements") with certain institutional accredited investors (the "Purchasers") and, pursuant to the Agreements, issued to the Purchasers $20.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"). The investors included a related party entity that is controlled by a member of the Board of Directors of the Company, which purchased $7.0 million in principal amount of the note. During the year ended December 31, 2022, the Company contributed $15.0 million of the subordinated note proceeds to the Bank as equity capital, the impact of which can be seen within Note 16 Regulatory Capital Requirements later in this document.

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $20.1 million. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $21.9 million with one tranche having a face value of $4.5 million and the other with face value of $18.05 million. The first tranche that has a face value of $4.5 million bears interest at a fixed rate of 6.875%. These notes mature in April 2028.

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

Note Payable - Partners Merger

As part of the Partners merger, the Company assumed a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $565 thousand as of December 31, 2024. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Borrowings - FHLB

The Company had $40.0 million and $0 in long-term FHLB advances outstanding as of December 31, 2024 and December 31, 2023, respectively. The FHLB advance has a fixed rate 4.827% and will mature on February 20, 2026.

At both December 31, 2024 and 2023, the Company had $10.0 million in short-term FHLB advances outstanding. The outstanding advance at December 31, 2024 had accrued interest at 4.711% and matured in January 2025.

At December 31, 2024, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $723.8 million.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77 million at December 31, 2024. There were no borrowings under these lines of credit at December 31, 2024 and 2023.

11.
EMPLOYEE BENEFITS

Retirement Plan

The Company maintains a 401(k) Plan for its eligible employees. The Plan allows employee contributions from their compensation as defined in the 401(k) Plan, subject to Internal Revenue Code limitations. Effective October 1, 2021, the Company matches 50 percent of the first 6 percent of the employee's contribution, and this match is immediately vested. Matching contributions to the 401(k) Plan recognized in Compensation expense for the year ended December 31, 2024 and 2023 was $693 thousand and $344 thousand, respectively.

Deferred Compensation Plans

The Company has a deferred compensation plan for the benefit of members of the Board of Directors and certain officers. The plan provides all directors and certain officers with the ability to defer receipt of some or all of their director fees or salary and bonuses. The deferrals, along with accumulated earnings, are payable at retirement. The Bank has purchased life insurance policies that are actuarially designed to offset the annual expenses associated with the deferred compensation and the supplemental executive retirement plan (“SERP”). The Bank is the sole owner and beneficiary of all policies. The Bank accrues the estimated annual costs of the deferred amounts that will be payable at retirement. At December 31, 2024 and 2023, the accumulated liability was approximately $1.5 million and $1.3 million, respectively. For the years ended December 31, 2024 and 2023, the Company recognized deferred compensation cost in noninterest expense of $183 thousand and $91 thousand. Benefit payments amounted to $208 thousand and $214 thousand for the years ended December 31, 2024 and 2023, respectively.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain executives. At December 31, 2024 and 2023, the accumulated liability was $2.5 million and $2.0 million, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2024 and 2023, was $634 thousand and $653, respectively.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 475,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2024, 423,000 shares were available to be issued.

12.
INCOME TAXES

The provision for income taxes consists of:

	For the Year Ended December 31,
(In Thousands)	2024	2023
Current tax expense
Federal	$716	$81
State	140	4
Total Current tax expense	$856	$85
Deferred tax (benefit) expense
Federal	$6,182	$(3,187)
State	348	(259)
Total Deferred tax expense (benefit)	6,530	(3,446)
Total tax expense (benefit)	$7,386	$(3,361)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

(In Thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$6,516	$6,009
Deferred compensation	965	757
Net fair value adjustment on acquired net assets	8,550	10,355
Net unrealized loss on debt securities	1,577	1,025
Net operating loss carryforwards	2,652	6,877
Lease liability	3,659	3,811
Other	697	1,175
Total deferred tax assets	$24,616	$30,009
Deferred tax liabilities:
Premises and equipment	$(1,701)	$(1,867)
Net unrealized gain on cash flow hedge	(347)	(150)
Right of use asset	(3,488)	(3,611)
Other	(214)	(228)
Total deferred tax liabilities	(5,750)	(5,856)
Net deferred tax asset	$18,866	$24,153

The Company also has a $12,627 net operating loss carryforward at December 31, 2024 of which $701 will begin to expire in 2029. The remaining $11,926 of net operating loss carryforward does not expire. The Company had no valuation allowance against its deferred tax assets in view of the Company's ability to realize the net deferred tax assets against future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

	For the Year Ended December 31,
	2024		2023
(In Thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision (benefit) at statutory rate	$7,055	21.0%	$(3,219)	21.0%
Tax-exempt income, net of TEFRA disallowance	(190)	(0.6)	(162)	1.1
State income taxes, net of federal income taxes	385	1.2	(202)	1.3
Bank-owned life insurance	(343)	(1.0)	(155)	1.0
Non-deductible merger expenses	—	—	387	(2.5)
Revaluation of deferred taxes for state tax rates	—	—	(177)	1.1
Other	479	1.4	167	(1.1)
Actual tax expense (benefit) and effective rate	$7,386	22.0%	$(3,361)	21.9%

The Company recognized no adjustment for uncertain tax positions or unrecognized income tax benefits for the years ended December 31, 2024 and 2023. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income tax expense in the consolidated statements of operation. The Company did not recognize any interest and penalties for the years ended December 31, 2024 and 2023. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2021.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At December 31, 2024		At December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$166,100	$166,100	$80,190	$80,190
Securities held to maturity (Level 2)	31,508	30,284	36,223	34,236
Loans, net of allowance for credit losses (Level 3)	2,229,314	2,231,057	2,104,517	2,027,937
Accrued interest receivable (Level 1)	9,870	9,870	9,831	9,831
Restricted investments in bank stock (Level 1)	5,209	5,209	3,965	3,965
Cash surrender value of life insurance (Level 1)	52,079	52,079	48,847	48,847
Financial liabilities:
Non-maturity deposits (Level 1)	1,723,849	1,723,849	1,604,535	1,604,535
Time Deposits (Level 3)	636,733	634,875	594,264	589,699
Long-term borrowings (Level 3)	40,000	40,256	—	—
Short-term borrowings (Level 1)	10,000	10,000	10,000	10,000
Note payable (Level 3)	565	565	590	590
Subordinated Notes (Level 3)	61,984	60,251	61,444	57,303
Accrued interest payable (Level 1)	1,865	1,865	1,466	1,466

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of December 31, 2024 and 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$13,073	$—	$13,073
Obligations of state and political subdivisions	—	47,201	—	47,201
Mortgage backed securities in government-sponsored entities	—	84,783	—	84,783
Other securities	—	533	—	533
Total	$—	$145,590	$—	$145,590

Derivative	$—	$—	$1,654	$1,654

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$12,985	$—	$12,985
US Government Treasury securities	—	4,942	—	4,942
Obligations of state and political subdivisions	—	47,045	—	47,045
Mortgage backed securities in government-sponsored entities	—	48,181	—	48,181
Other securities	—	2,337	—	2,337
Total	$—	$115,490	$—	$115,490

Derivative	$—	$—	$716	$716

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2024 and 2023 are presented in the table below.

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$21,519	$21,519

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$13,223	$13,223

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	December 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$21,519	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$13,223	Appraisal of collateral	(1)	Liquidation expenses	10%

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

14.
RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2024 and 2023 were as follows:

	2024	2023
Beginning balance	$40,749	$1,853
New loans	2,560	659
Effect of changes in composition of related parties	-	38,536
Net repayments in existing accounts	(9,976)	(299)
Ending balance	$33,333	$40,749

Deposits from principal officers, directors, and their affiliates as of December 31, 2024 and 2023 were $64.4 million and $76.0 million respectively.

Two companies owned by a Director of the Company invested in the subordinated debentures issued by the Company in 2022. Refer to Note 10 for further information.

15.
STOCK-BASED COMPENSATION

As a result of the Merger, the Company assumed the LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan authorized the issuance or delivery to participants of up to 450,000 shares of LINKBANCORP common stock pursuant to grants of incentive and non-statutory stock options. The Plan is administered by the members of LINKBANCORP’s Compensation Committee (the "Committee"). Unless the Committee specifies a different vesting schedule, awards under the Plan shall be granted with a vesting rate of 20 percent per year. Vesting may be accelerated under certain conditions or at the discretion of the Committee at any time. Employees and directors of LINKBANCORP or its subsidiaries were eligible to receive awards under the plan, except that nonemployees were not granted incentive stock options. Stock options are either “incentive” stock options or “nonqualified” stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. The 2019 Plan was frozen such that no new awards would be granted under the 2019 Plan following receipt of shareholder approval of the LINKBANCORP, Inc. 2022 Equity Incentive Plan described within this footnote.

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

The table below provides details of the Company's stock options at December 31, 2024.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2023	514,000	$9.72	6.8	$—
Granted	150,193	6.46	7.7	—
Expired/terminated	(70,025)	8.08	—
Exercised	(2,377)	5.56	—
Outstanding, December 31, 2024	591,791	$9.10	6.0	$145
Exercisable at period end	401,991	$9.73	4.7	$47

The exercise prices for options outstanding as of December 31, 2024 ranged from $5.45 to $12.98.

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

	December 31,
	2024	2023
Weighted average fair value of options granted	$1.66	$1.84
Dividend yield	4.60%	4.29%
Expected volatility	35.24%	35.45%
Risk-free interest rate	4.47%	4.20%
Expected life (in years)	6.1	6.5
Assumed forfeiture rate	0.00%	4.00%

The table below provides details of the Company's restricted stock activity at December 31, 2024.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2023	384,724	$6.30
Restricted Stock Units Granted	125,000	6.58
Expired/terminated	—
Vested	(116,641)
Outstanding, December 31, 2024	393,083	$6.40

Additional information related to the equity incentive plans during each year follows:

	December 31,
(in thousands, except share data)	2024	2023
Stock-based compensation expense recognized	$988	$244
Number of unvested shares:
Restricted stock plans	393,083	384,724
Stock option plans	189,800	223,500
Fair value of unvested stock options:
Restricted stock plans	$2,518	$2,422
Stock option plans	$193	$355
Amount remaining to be recognized as expense
Restricted stock plans	$2,246	$2,314
Stock option plans	$161	$310

The remaining amounts of $2.2 million and $161 thousand for restricted stock and options, respectively, will both be recognized ratably as expense through December 31, 2029.

16.
REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2024, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of December 31, 2024 and 2023 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations:

	December 31, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$282,736	11.55%	$251,042	10.62%
For capital adequacy purposes	195,914	8.00	188,807	8.00
To be well capitalized	244,892	10.00	236,009	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$263,058	10.74%	$234,533	9.92%
For capital adequacy purposes	146,935	6.00	141,605	6.00
To be well capitalized	195,914	8.00	188,807	8.00
Common equity
(to risk-weighted assets)
Actual	$263,058	10.74%	$234,533	9.92%
For capital adequacy purposes	110,201	4.50	106,204	4.50
To be well capitalized	159,180	6.50	153,406	6.50
Tier 1 capital
(to average assets)
Actual	$263,058	9.49%	$234,533	14.13%
For capital adequacy purposes	110,867	4.00	66,412	4.00
To be well capitalized	138,584	5.00	83,016	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2024, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of December 31, 2024 and 2023, the Company has an allowance for credit losses for off-balance sheet instruments of $1.9 million and $2.2 million, respectively, which is included in other liabilities section of the balance sheet.

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	December 31, 2024	December 31, 2023
Unfunded commitments under lines of credit:
Home equity loans	$97,677	$116,964
Commercial real estate, construction, and land development	161,551	186,966
Commercial and industrial	353,078	306,024
Total	$612,306	$609,954

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

18.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Year Ended December 31,
(In Thousands, except share and per share data)	2024	2023
Net income (loss)	$26,209	$(11,968)
Basic weighted average common shares outstanding	36,990,672	17,753,914
Net effect of dilutive stock options and warrants	5,792	—
Net effect of dilutive restricted stock awards	109,150	—
Diluted weighted average common shares outstanding	37,105,614	17,753,914
Net income (loss) per common share:
Basic	$0.71	$(0.67)
Diluted	$0.71	$(0.67)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Stock Options	110,191	—
Warrants	—	—
Restricted Stock Awards	388,083	—
Total dilutive securities	498,274	—

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2024	2023
Stock Options	481,600	—
Warrants	1,537,484	1,537,484
Restricted Stock Awards	5,000	5,304
Total anti-dilutive securities	2,024,084	1,542,788

19.
DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2024, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amounts reclassified to interest expense $1.42 million in the year ended December 31, 2024. Over the next 12 months, the Company estimates that an additional $606 thousand will be reclassified as a reduction to interest expense.

The Company recorded $1.65 million and $716 thousand within other assets on the Consolidated Balance Sheet, which represented the fair value of this derivative at December 31, 2024 and 2023, respectively.

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

Service Charges and Activity Fees on Deposits

Service charges on deposit accounts consist of monthly ATM Income, Wire Transfer Fees, Non-Sufficient Funds Charges, paper statement fees, and other deposit related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. The Company’s performance obligation for wire transfers and returned deposit fees, are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Non-interest income in-scope of Topic 606
Service charges and activity fees on deposits	$4,518	$1,150
Fees on loan related activity	1,854	581
Other	361	327
Non-interest income (in-scope of Topic 606)	6,733	2,058
Non-interest income (out-of-scope of Topic 606)	2,129	(971)
Total non-interest income	$8,862	$1,087

22. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of LINKBANCORP follows:

Balance Sheets
	December 31,
	2024	2023
(In thousands)
ASSETS
Noninterest-bearing cash equivalents	$376	$12,547
Investment in subsidiaries	334,381	309,015
Other Assets	8,197	7,075
TOTAL ASSETS	$342,954	$328,637
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$61,984	$61,444
Other liabilities	749	1,397
Shareholders' equity	280,221	265,796
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$342,954	$328,637

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2024	2023
(in thousands)
Income:
Interest income	$—	$—
Dividend income from subsidiaries	3,900	—
Other income	86	—
Expenses:
Interest expense	3,869	1,926
Other noninterest expenses	1,245	5,135
Income before income tax	(1,128)	(7,061)
Income tax benefit	(1,056)	(1,128)
	(72)	(5,933)
Equity in undistributed subsidiary (loss) income	26,281	(6,035)
Net income (loss)	$26,209	$(11,968)
Comprehensive income (loss)	$24,873	$(8,772)

Condensed Statements of Cash Flows
	Years Ended December 31,
	2024	2023
(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$26,209	$(11,968)
Adjustments:
Undistributed (loss) earnings of subsidiaries	(30,181)	6,035
Accretion (amortization) of premiums and discounts	540	(118)
Share-based and deferred compensation	85	—
Other, net	(1,786)	(549)
Net cash used in operating activities	(5,133)	(6,600)

INVESTING ACTIVITIES
Net cash acquired through merger and acquisition	—	8,014
Investments in subsidiaries	—	(10,400)
Cash dividends from subsidiaries	3,900	—
Net cash from dissolution of subsidiary	—	635
Net cash used in investing activities	3,900	(1,751)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	153	10,132
Issuance of shares from exercise of stock options	14	150
Dividends paid	(11,105)	(4,870)
Net cash provided by financing activities	(10,938)	5,412
(Decrease) Increase in cash and cash equivalents	(12,171)	(2,939)
Cash and cash equivalents at the beginning of the period	12,547	15,486
Cash and cash equivalents at the end of the period	$376	$12,547

23. SEGMENT INFORMATION

The Company's reportable segment is determined by the Chief Executive Officer who is the designated chief operating decision maker, based upon information about the Company's banking products and services offered. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, such as branches and products offered, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's reportable segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with the monitoring of budget to actual results are used in assessment performance and in establishing compensation. Interest income on loans and investments primarily provide the revenues in the banking segment. Interest expense on deposits and borrowings, provisions for credit losses, and payroll provide significant expenses in the banking operation.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of segment totals to the financial statements.

	For the year ended December 31,
(In thousands)	2024	2023

Interest Income	$158,724	$65,198

Reconciliation of revenue
Other revenues	8,862	1,087
Total consolidated revenues	$167,586	$66,285

Interest Expense	58,830	26,487
Segment net interest income and noninterest income	$108,756	$39,798

Provision for credit losses	257	9,295
Salaries and employee benefits	41,061	20,612
Other Expenses	41,229	21,859
Consolidated net income (loss)	$26,209	$(11,968)

Other segment disclosures
Interest income	$158,724	$65,198
Interest expense	$58,830	$26,487
Depreciation	$1,892	$1,121
Amortization	$4,778	$663

Other significant noncash items:
Provision for credit loss	$257	$9,295

Total consolidated assets	$2,878,778	$2,669,325

24. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company's sources of comprehensive income come from variability in the fair value of available-for-sale investment securities and fluctuations in the fair value of the Company's cash flow hedge.

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2024 and 2023:

December 31, 2024	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$566	$(3,775)	$(3,209)
Other comprehensive income before reclassification	(382)	(2,074)	(2,456)
Amounts reclassified from accumulated other comprehensive income	1,123	(3)	1,120
Net current period other comprehensive income	741	(2,077)	(1,336)
Ending balance	$1,307	$(5,852)	$(4,545)

December 31, 2023	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$(6,405)	$(6,405)
Other comprehensive income before reclassification	256	2,630	2,886
Amounts reclassified from accumulated other comprehensive income	310	-	310
Net current period other comprehensive income	566	2,630	3,196
Ending balance	$566	$(3,775)	$(3,209)
Amounts showing change in balances are shown net of tax at the Company's 21% statutory rate for 2024 and 2023.

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31, 2024:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line in the Consolidated Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts
Total before tax	$1,422	Interest expense
Tax effect	(299)	Income tax expense (benefit)
Net of tax	$1,123

Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale securities	$(4)	Net realized gains on the sales of debt securities
Tax effect	1	Income tax expense (benefit)
Net of tax	$(3)

Total Reclassification for the period, net of tax	$1,120

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31, 2023:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line in the Consolidated Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts
Total before tax	$392	Interest expense
Tax effect	(82)	Income tax expense (benefit)
Total Reclassification for the period, net of tax	$310

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because LINKBANCORP, Inc. is an emerging growth company.

Item 9B. Other Information.

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Item 11. Executive Compensation.

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan	352,000	$10.27	—
2022 Equity Incentive Plan	215,100	$7.57	65,300
Equity compensation plans not approved by security holders	—	$—	—
Total	567,100	$—	65,300

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding Certain Relationships and Related Transactions, and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025 and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets at December 31, 2024 and 2023

(C) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023

(E) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024 and 2023

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

(G) Notes to the Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None.

(a) (3)

Exhibit Number	Description

2.1

Branch Purchase and Assumption Agreement by and between American Heritage Federal Credit Union and LINKBANK, dated May 9, 2024, incorporated by reference to Exhibit 10.1 to form 10-Q, filed August 12, 2024.

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amendment to Articles of Incorporation, dated November 20, 2023

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 8-K filed December 1, 2023

4.1	Specimen stock certificate, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement, filed May 6, 2021

4.2.	LINKBANCORP, inc. 5.00% Fixed to Floating Rate Subordinated Note Due October 1, 2030, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement, filed May 7, 2021

4.3	Form of Warrant, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement, filed May 7, 2021

4.4	Form of 4.50% Fixed to Floating Rate Subordinated Note due 2032 of LINKBANCORP, Inc., incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 11, 2022

4.5	Description of Common Stock incorporated by reference to Exhibit 4.5 to the Form 10-K filed on March 30, 2023

10.1*	LINKBANCORP 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form S-4 Registration Statement, filed May 7, 2021

10.2*	Form of Incentive Stock Option (ISO) Agreement, incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, filed May 7, 2021

10.3*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 to Form S-4 Registration Statement, filed May 7, 2021

10.4*	Form of Amendment to the Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 22, 2023

10.5*	Form of Waiver of Accelerated Vesting Upon Change in Control, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on February 22, 2023

10.6*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on February 22, 2023

10.7*	LINKBANK Split Dollar Life Insurance Plan, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to Form S-4 Registration Statement, filed May 7, 2021

10.8*	[Reserved]

10.9*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2021

10.10*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 3, 2021

10.11*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 3, 2021

10.12*	Change in Control Agreement between LINKBANCORP, Inc., The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.4 to Form 8-K filed November 3, 2021

10.13*	Supplemental Executive Retirement Plan Agreement between The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.5 to Form 8-K filed November 3, 2021

10.14*	Deferred Compensation Agreement between The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.6 to Form 8-K filed November 3, 2021

10.15*	Deferred Compensation Agreement between The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.7 to Form 8-K filed November 3, 2021

10.16*	Deferred Compensation Agreement between The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.8 to Form 8-K filed November 3, 2021

10.17*	LINKBANCORP, Inc. Executive Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2022

10.18*	First Amendment to Deferred Compensation Agreement between LINKBANK and Carl Lundblad, dated October 24, 2024, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2024.

10.19*	First Amendment to Deferred Compensation Agreement between LINKBANK and Brent Smith, dated October 24, 2024, incorporated by reference to Exhibit 10.2 to Form 8-K filed October 28, 2024.

10.20*	Director Deferred Compensation Agreement with David H. Koppenhaver, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 31, 2022

10.21*	[Reserved]

10.22*	[Reserved]

10.23*	Director Deferred Compensation Agreement with Joseph Michetti, Jr., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2022

10.24*	[Reserved]

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

10.30*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, effective as of December 1, 2023, incorporated by reference to Exhibit 10.3 to Form 8-K filed December 1, 2023

14.1	Code of Ethics for Senior Officers, incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2023

19	Inside Information and Insider Trading Policy

21.1	Subsidiaries of LINKBANCORP, Inc.

23.1	Consent of Snodgrass P.C.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
* Indicates a management or compensatory plan.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Samuel	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2025
Andrew Samuel

/s/ Kristofer Paul	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Kristofer Paul

/s/ Mona Albertine	Director	March 31, 2025
Mona Albertine

/s/ John Breda	Director	March 31, 2025
John Breda

/s/ Michael Clarke	Director	March 31, 2025
Michael Clarke

/s/ Jennifer Delaye	Director	March 31, 2025
Jennifer Delaye

/s/ David Doane	Director	March 31, 2025
David Doane

/s/ Anson Flake	Director	March 31, 2025
Anson Flake

/s/ Lloyd Harrison	Director	March 31, 2025
Lloyd Harrison

/s/ William Jones	Director	March 31, 2025
William Jones

/s/ David Koppenhaver	Director	March 31, 2025
David Koppenhaver

/s/ Kenneth Lehman	Director	March 31, 2025
Kenneth Lehman

/s/ Joseph C. Michetti, Jr.	Chairman and Director	March 31, 2025
Joseph C. Michetti, Jr.

/s/ George Parmer	Director	March 31, 2025
George Parmer

/s/ Debra Pierson	Director	March 31, 2025
Debra Pierson

/s/ Diane Poillon	Director	March 31, 2025
Diane Poillon

/s/ William Pommerening	Director	March 31, 2025
William Pommerening

/s/ George Snead	Director	March 31, 2025
George Snead

/s/ Kristen Snyder	Director	March 31, 2025
Kristen Snyder

/s/ James Tamburro	Director	March 31, 2025
James Tamburro

/s/ Steven Tressler	Director	March 31, 2025
Steven Tressler

/s/ Robert Wheatley	Director	March 31, 2025
Robert Wheatley