Form 10-Q
period 2025-03-31
LINKBANCORP, Inc.
filed 2025-05-09
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 37,385,134 shares as of May 5, 2025.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$14,830	$13,834
Interest-bearing deposits with other institutions	205,352	152,266
Cash and cash equivalents	220,182	166,100
Securities available for sale, at fair value	159,183	145,590
Securities held to maturity (Fair value of $26,764 and $30,284, respectively)	28,083	31,967
Less: Allowance for credit losses - securities	(421)	(459)
Securities held to maturity, net	27,662	31,508
Loans receivable	2,273,941	2,255,749
Less: Allowance for credit losses - loans	(26,619)	(26,435)
Net loans	2,247,322	2,229,314
Investments in restricted bank stock	4,780	5,209
Premises and equipment, net	17,920	18,029
Right-of-Use Asset – Premises	14,537	14,913
Bank-owned life insurance	52,507	52,079
Goodwill	58,806	58,806
Other intangible assets, net	18,573	20,955
Deferred tax asset	16,729	18,866
Assets held for sale	—	94,146
Accrued interest receivable and other assets	23,288	23,263
TOTAL ASSETS	$2,861,489	$2,878,778
LIABILITIES
Deposits:
Demand, noninterest bearing	$646,002	$658,646
Interest bearing	1,787,692	1,701,936
Total deposits	2,433,694	2,360,582
Long-term borrowings	40,000	40,000
Short-term borrowings	—	10,000
Note payable	559	565
Subordinated debt	62,129	61,984
Lease liabilities	15,284	15,666
Allowance for credit losses - unfunded commitments	1,857	1,857
Liabilities held for sale	—	93,777
Accrued interest payable and other liabilities	13,900	14,126
TOTAL LIABILITIES	2,567,423	2,598,557
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock (At March 31, 2025 and December 31, 2024: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At March 31, 2025 and December 31, 2024: $0.01 par value; 50,000,000 shares authorized; 37,377,342 and 37,370,917 shares issued and outstanding, respectively.)	370	370
Surplus	264,871	264,449
Retained earnings	32,507	19,947
Accumulated other comprehensive loss	(3,682)	(4,545)
TOTAL SHAREHOLDERS' EQUITY	294,066	280,221
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,861,489	$2,878,778

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$37,041	$36,125
Investment securities and certificates of deposit:
Taxable	1,749	1,391
Exempt from federal income tax	380	361
Other	972	898
Total interest and dividend income	40,142	38,775
INTEREST EXPENSE
Deposits	12,357	11,847
Other borrowings	986	1,152
Subordinated debt	968	892
Total interest expense	14,311	13,891
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	25,831	24,884
Provision for credit losses	228	40
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,603	24,844
NONINTEREST INCOME
Service charges on deposit accounts	1,061	780
Bank-owned life insurance	428	383
Gain on sale of branches	11,093	—
Gain on sale of loans	77	50
Other	598	516
Total noninterest income	13,257	1,729
NONINTEREST EXPENSE
Salaries and employee benefits	11,156	11,118
Occupancy	1,464	1,578
Equipment and data processing	2,043	1,826
Professional fees	487	748
FDIC insurance and supervisory fees	599	352
Bank shares tax	614	591
Intangible amortization	1,084	1,207
Merger & restructuring expenses	41	56
Advertising	144	234
Other	2,026	1,540
Total noninterest expense	19,658	19,250
Income before income tax expense	19,202	7,323
Income tax expense	3,859	1,597
NET INCOME	$15,343	$5,726
EARNINGS PER SHARE, BASIC	$0.41	$0.15
EARNINGS PER SHARE, DILUTED	$0.41	$0.15
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	37,105,480	36,962,005
DILUTED	37,221,939	37,045,230

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
(In Thousands)
Net income	$15,343	$5,726
Components of other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2,060	(1,611)
Tax effect	(433)	338
Net of tax amount	1,627	(1,273)

Unrealized (loss) gain on cash flow hedges	(1,163)	949
Adjustment for amounts reclassified into net income	198	386
Tax effect	201	(280)
Net of tax amount	(764)	1,055

Total other comprehensive income (loss)	863	(218)
Total comprehensive income	$16,206	$5,508

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2024	37,370,917	$370	$264,449	$19,947	$(4,545)	$280,221
Net income	—	—	—	15,343	—	15,343
Dividends declared ($0.075 per share)	—	—	—	(2,783)	—	(2,783)
Employee stock purchase plan	6,425	—	45	—	—	45
Stock compensation amortization	—	—	377	—	—	377
Other comprehensive income	—	—	—	—	863	863
Balance, March 31, 2025	37,377,342	$370	$264,871	$32,507	$(3,682)	$294,066

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	5,726	—	5,726	—	5,726
Dividends declared ($0.075 per share)	—	—	—	(2,845)	—	(2,845)	—	(2,845)
Exercise of stock options	1,777	—	11	—	—	11	—	11
Employee stock purchase plan	5,674	—	54	—	—	54	—	54
Stock compensation amortization	—	—	202	—	—	202	—	202
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Other comprehensive loss	—	—	—	—	(218)	(218)	—	(218)
Balance, March 31, 2024	37,348,151	$369	$263,577	$7,724	$(3,427)	$268,243	$—	$268,243

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(In Thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$15,343	$5,726
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of branches	(11,093)	—
Provision for credit losses	228	40
Depreciation	417	498
Amortization of intangible assets	1,084	1,207
Accretion of discounts, net	(3,207)	(3,268)
Origination of loans to be sold	(2,523)	(201)
Proceeds from loan sales	2,600	251
Gain on sale of loans	(77)	(50)
Share-based and deferred compensation	526	402
Bank-owned life insurance income	(428)	(383)
Change in accrued interest receivable and other assets	(1,495)	(2,046)
Change in accrued interest payable and other liabilities	1,204	(2,863)
Other, net	—	(84)
Net cash provided by (used in) operating activities	2,579	(771)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from calls and maturities	—	295
Proceeds from principal repayments	3,666	2,357
Purchases	(15,115)	(22,622)
Investment securities held to maturity:
Proceeds from principal repayments	3,893	133
Purchase of restricted investment in bank stocks	(3,000)	(6,440)
Redemption of restricted investment in bank stocks	3,429	6,119
(Increase) decrease in loans, net	(20,664)	213
Cash paid to buy-out minority interest	—	(483)
Purchase of premises and equipment	(357)	(452)
Proceeds from sale of branches, net	26,194	—
Net cash used in investing activities	(1,954)	(20,880)

FINANCING ACTIVITIES
Increase in deposits, net	66,195	86,524
Change in short-term borrowings, net	(10,000)	(10,000)
Proceeds from long-term borrowings	—	40,000
Issuance of shares from exercise of stock options	—	11
Dividends paid	(2,783)	(2,845)
Net proceeds from issuance of common stock	45	54
Net cash provided by financing activities	53,457	113,744
Increase in cash and cash equivalents	54,082	92,093
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	166,100	80,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,182	$172,283

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$13,595	$12,844
Income taxes	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying unaudited consolidated financial statements follows:

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

The Bank is a full-service commercial bank providing personal and business lending and deposit services. The Bank’s operations are conducted from its eight solutions centers located in Dauphin, Chester, Cumberland, Lancaster, Northumberland, and Schuylkill Counties, and loan production offices located in Chester and York Counties, in Pennsylvania, eight solutions centers in Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, four solutions centers and a loan production office in Sussex county in Delaware, three solutions centers in Spotsylvania and Fairfax counties in Virginia, and one solutions center in the city of Fredericksburg, Virginia. The Company’s corporate office resides in Camp Hill, Pennsylvania. As a state chartered, non-Federal Reserve member bank, the Bank is subject to regulation and supervision by the PADOBS and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Bank of Philadelphia. The Bank’s deposits are insured up to the applicable limits by the FDIC.

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

Sale of New Jersey Solutions Centers

On March 31, 2025, the Bank completed the sale of the New Jersey operations of the Bank pursuant to a purchase and assumption agreement (the "Agreement") with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU purchased certain assets and assumed certain liabilities (the "Transaction" or "New Jersey Branch Sale"), including all three branch locations (including two branch leases).

Under the Agreement, AHFCU acquired $105.0 million in loans, $2.1 million in fixed assets, and $87.1 million in deposits. The total deposit premium paid by AHFCU was 7% or $6.2 million. With respect to acquired loans, AHFCU paid an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. Unamortized loan discounts of $6.7 million were taken into income which was included within the gain on sale of New Jersey

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

solutions centers. Core deposit intangibles of $1.3 million were written off, included within the gain on sale of New Jersey solutions centers. AHFCU paid book value for fixed assets, real estate, and other assets located at the owned branches. The Transaction resulted in an after-tax gain, net of transaction costs, of approximately $8.7 million.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2025 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassification of Prior Period Financial Statements

Certain previously reported items have been reclassified to conform to the current year's classifications. Reclassifications had no effect on prior year net income or shareholders' equity.

Recently Adopted Accounting Standards

In 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment's expenses, even for companies with only one reportable segment. The adoption of this standard did not have a material effect on the Company's operating results or financial condition. Refer to Note 13 for the Company's segment disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Disaggregation Disclosures (Subtopic 220-40).This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance, however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the guidance, however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	March 31, 2025
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,097	$208	$(32)	$—	$13,273
Obligations of state and political subdivisions	51,221	26	(3,782)	—	47,465
Mortgage-backed securities in government-sponsored entities	99,909	626	(2,490)	—	98,045
Other securities	408	—	(8)	—	400
	$164,635	$860	$(6,312)	$—	$159,183

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$12,250	$—	$(828)	$11,422	$(421)
Structured mortgage-backed securities	15,833	7	(498)	15,342	—
	$28,083	$7	$(1,326)	$26,764	$(421)

	December 31, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,017	$96	$(40)	$—	$13,073
Obligations of state and political subdivisions	51,254	10	(4,063)	—	47,201
Mortgage-backed securities in government-sponsored entities	88,289	61	(3,567)	—	84,783
Other securities	542	—	(9)	—	533
	$153,102	$167	$(7,679)	$—	$145,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,250	$—	$(984)	$14,266	$(459)
Structured mortgage-backed securities	16,717	6	(705)	16,018	—
	$31,967	$6	$(1,689)	$30,284	$(459)

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	March 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$3,968	$(32)	$—	$—	$3,968	$(32)
Obligations of state and political subdivisions	9,501	(204)	33,890	(3,578)	43,391	(3,782)
Mortgage-backed securities in government-sponsored entities	20,656	(315)	28,900	(2,175)	49,556	(2,490)
Other securities	—	—	400	(8)	400	(8)
	$34,125	$(551)	$63,190	$(5,761)	$97,315	$(6,312)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$3,960	$(40)	$—	$—	$3,960	$(40)
Obligations of state and political subdivisions	11,433	(273)	34,345	(3,790)	45,778	(4,063)
Mortgage-backed securities in government-sponsored entities	45,629	(902)	29,877	(2,665)	75,506	(3,567)
Other securities	—	—	407	(9)	407	(9)
	$61,022	$(1,215)	$64,629	$(6,464)	$125,651	$(7,679)

No allowance for credit losses on available for sale debt securities was needed at March 31, 2025 or December 31, 2024. The Company reviews its position quarterly and believes that as of March 31, 2025 and December 31, 2024, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 194 and 210 available for sale debt securities with unrealized losses at March 31, 2025 and December 31, 2024, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $884 thousand at March 31, 2025 and is excluded from the estimate of credit losses.

There were nine and ten held to maturity debt securities with unrealized losses at March 31, 2025 and December 31, 2024, respectively.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following tables present the activity in the allowance for credit losses for corporate debentures held to maturity for the three months ended March 31, 2025 and 2024.

For the Three Months Ended March 31,
(in Thousands)	2025
Balance, December 31, 2024	$459
Credit to the allowance for credit losses	(38)
Balance, March 31, 2025	$421

For the Three Months Ended March 31,
(in Thousands)	2024
Balance, December 31, 2023	$512
Credit to allowance for credit losses	(5)
Balance, March 31, 2024	$507

Accrued interest receivable on held-to-maturity debt securities totaled $168 thousand at March 31, 2025 which is excluded from the estimate of credit losses.

As of March 31, 2025, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$657	$654	$—	$—
Due after one year through five years	15,020	14,801	3,000	2,962
Due after five years through ten years	22,407	21,422	9,250	8,460
Due after ten years	26,234	23,861	—	—
Mortgage-backed securities and Collateralized mortgage obligations	99,909	98,045	15,833	15,342
Other securities	408	400	—	—
	$164,635	$159,183	$28,083	$26,764

There were no sales of debt securities for the three months ended March 31, 2025 and 2024.

The Company had pledged debt securities with a carrying value of $57.3 million and $57.9 million to secure public deposits and certain borrowing capacity as of March 31, 2025 and December 31, 2024, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	March 31, 2025	December 31, 2024
Agriculture and farmland loans	$66,684	$67,741
Construction loans	136,421	152,619
Commercial & industrial loans	257,302	245,833
Commercial real estate loans
Multifamily	215,916	211,778
Owner occupied	472,895	477,742
Non-owner occupied	645,793	628,237
Residential real estate loans
First liens	378,420	373,469
Second liens and lines of credit	79,905	76,713
Consumer and other loans	17,097	17,086
Municipal loans	3,012	3,886
	2,273,445	2,255,104
Deferred costs	496	645
Allowance for credit losses	(26,619)	(26,435)
Total	$2,247,322	$2,229,314

The above table does not include loans that were held for sale at December 31, 2024 related to the New Jersey branch sale.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, and Delaware. A significant portion of the loan portfolio is secured by real estate.

At March 31, 2025 and December 31, 2024 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $506 thousand and $585 thousand, respectively.

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at March 31, 2025 and December 31, 2024.

Accrued interest receivable on loans totaled $8,367 and $8,714 at March 31, 2025 and December 31, 2024, respectively, and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three months ended March 31, 2025 and 2024.

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended March 31, 2025
Allowance for credit losses:
Agriculture and farmland	$11	$—	$—	$(1)	$10
Construction	893	—	2	465	1,360
Commercial & industrial	4,093	(74)	3	381	4,403
Commercial real estate
Multifamily	1,805	—	—	8	1,813
Owner occupied	5,611	—	—	(272)	5,339
Non-owner occupied	9,345	—	—	(295)	9,050
Residential real estate
First liens	3,395	—	4	(100)	3,299
Second liens and lines of credit	1,154	—	1	53	1,208
Municipal	48	—	—	(12)	36
Consumer	80	(18)	1	38	101
Total	$26,435	$(92)	$11	$265	$26,619

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended March 31, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$12
Construction	959	—	1	563	1,523
Commercial & industrial	2,940	(6)	2	26	2,962
Commercial real estate
Multifamily	1,483	—	—	109	1,592
Owner occupied	6,572	(6)	—	(828)	5,738
Non-owner occupied	5,773	(54)	—	380	6,099
Residential real estate
First liens	4,778	—	8	(111)	4,675
Second liens and lines of credit	1,072	—	6	(7)	1,071
Municipal	79	—	—	(11)	68
Consumer	99	(22)	1	24	102
Total	$23,767	$(88)	$18	$145	$23,842

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the amortized cost basis of nonaccrual loans and loans past due 90 days or greater and still accruing by segments of the loan portfolio:

	As of March 31, 2025
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	9	195	204	—
Commercial & industrial	5,889	391	6,280	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	8,066	1,587	9,653	—
Non-owner occupied	3,295	3,910	7,205	124
Residential real estate
First liens	2,080	—	2,080	9
Second liens and lines of credit	488	—	488	—
Municipal	—	—	—	—
Consumer	—	—	—	—
Total	$19,827	$6,083	$25,910	$133

	December 31, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	9	—	9	157
Commercial & industrial	125	7	132	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	6,171	3,581	9,752	—
Non-owner occupied	398	3,931	4,329	—
Residential real estate
First liens	1,975	—	1,975	289
Second liens and lines of credit	482	—	482	—
Municipal	—	—	—	—
Consumer	—	—	—	48
Total	$9,160	$7,519	$16,679	$494

The Company recognized $124 and $28 of interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	204	—	—	204
Commercial & industrial loans	5,840	440	—	6,280
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,653	—	—	9,653
Non-owner occupied	7,205	—	—	7,205
Residential real estate loans
First liens	2,080	—	—	2,080
Second liens and lines of credit	488	—	—	488
Municipal	—	—	—	—
Consumer	—	—	—	—
	$25,470	$440	$—	$25,910

	December 31, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	9	—	—	9
Commercial & industrial loans	—	132	—	132
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,752	—	—	9,752
Non-owner occupied	4,329	—	—	4,329
Residential real estate loans
First liens	1,975	—	—	1,975
Second liens and lines of credit	482	—	—	482
Municipal	—	—	—	—
Consumer	—	—	—	—
	$16,547	$132	$—	$16,679

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past due loans at March 31, 2025 and December 31, 2024.

	March 31, 2025
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$892	$—	$—	$892	$65,792	$66,684
Construction	—	—	204	204	136,217	136,421
Commercial & industrial	6,241	—	400	6,641	250,661	257,302
Commercial real estate
Multifamily	401	313	—	714	215,202	215,916
Owner occupied	—	170	9,606	9,776	463,119	472,895
Non-owner occupied	—	2,943	352	3,295	642,498	645,793
Residential real estate
First liens	992	428	595	2,015	376,405	378,420
Second liens and lines of credit	178	120	223	521	79,384	79,905
Municipal	1	—	—	1	3,011	3,012
Consumer	—	—	—	—	17,097	17,097
Total	$8,705	$3,974	$11,380	$24,059	$2,249,386	$2,273,445

	December 31, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$23	$—	$—	$23	$67,718	$67,741
Construction	197	—	166	363	152,256	152,619
Commercial & industrial	41	—	90	131	245,702	245,833
Commercial real estate
Multifamily	314	—	—	314	211,464	211,778
Owner occupied	334	660	8,768	9,762	467,980	477,742
Non-owner occupied	—	—	398	398	627,839	628,237
Residential real estate
First liens	686	317	1,220	2,223	371,246	373,469
Second liens and lines of credit	191	119	276	586	76,127	76,713
Municipal	—	—	—	—	3,886	3,886
Consumer	7	1	48	56	17,030	17,086
Total	$1,793	$1,097	$10,966	$13,856	$2,241,248	$2,255,104

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2025 and December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of March 31, 2025.

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$511	$10,928	$1,026	$13,523	$8,619	$25,900	$5,230	$32	$65,769
Special mention	—	—	—	—	—	179	250	—	429
Substandard or lower	—	—	—	—	—	486	—	—	486
Total Agriculture and farmland	$511	$10,928	$1,026	$13,523	$8,619	$26,565	$5,480	$32	$66,684
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	6,783	38,591	40,666	17,619	17,739	6,601	8,218	—	136,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	204	—	—	—	—	—	204
Total Construction	6,783	38,591	40,870	17,619	17,739	6,601	8,218	—	136,421
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	14,296	38,759	22,913	16,633	17,653	15,920	117,844	246	244,264
Special mention	—	—	—	4,391	78	—	1,007	—	5,476
Substandard or lower	—	—	41	384	23	265	6,849	—	7,562
Total Commercial & industrial	14,296	38,759	22,954	21,408	17,754	16,185	125,700	246	257,302
Commercial & industrial
Current period gross charge-offs	—	74	—	—	—	—	—	—	74
Commercial real estate - Multifamily
Pass	150	34,152	17,836	82,440	49,215	30,712	816	—	215,321
Special mention	—	—	—	595	—	—	—	—	595
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Multifamily	150	34,152	17,836	83,035	49,215	30,712	816	—	215,916
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	4,110	53,437	55,980	98,534	82,506	142,746	15,407	—	452,720
Special mention	—	—	—	362	1,959	5,603	296	—	8,220
Substandard or lower	—	—	—	9,272	—	2,609	74	—	11,955
Total Commercial real estate - Owner occupied	4,110	53,437	55,980	108,168	84,465	150,958	15,777	—	472,895
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	36,865	78,727	48,572	185,578	109,035	158,731	9,381	—	626,889
Special mention	—	—	—	—	1,523	6,322	—	—	7,845
Substandard or lower	—	724	—	—	3,910	6,277	74	74	11,059
Total Commercial real estate - Non-owner occupied	36,865	79,451	48,572	185,578	114,468	171,330	9,455	74	645,793
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	—	67	344	—	336	2,176	89	—	3,012
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	—	67	344	—	336	2,176	89	—	3,012
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$62,715	$254,661	$187,337	$414,327	$285,103	$382,786	$156,985	$278	$1,744,192
Special mention	—	—	—	5,348	3,560	12,104	1,553	—	22,565
Substandard or lower	—	724	245	9,656	3,933	9,637	6,997	74	31,266
Total	$62,715	$255,385	$187,582	$429,331	$292,596	$404,527	$165,535	$352	$1,798,023

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	52,566	56,674	101,351	83,703	48,003	99,600	15,120	—	457,017
Special mention	—	—	365	1,984	416	5,608	262	—	8,635
Substandard or lower	—	—	9,327	—	—	2,632	131	—	12,090
Total Commercial real estate - Owner occupied	52,566	56,674	111,043	85,687	48,419	107,840	15,513	—	477,742
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	23	6	—	—	29
Commercial real estate - Non-owner occupied
Pass	78,928	60,584	187,113	111,191	48,512	120,340	8,535	—	615,203
Special mention	744	—	—	1,536	3,352	3,073	—	—	8,705
Substandard or lower	—	—	—	3,931	—	324	74	—	4,329
Total Commercial real estate - Non-owner occupied	79,672	60,584	187,113	116,658	51,864	123,737	8,609	—	628,237
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	54	—	—	54
Municipal
Pass	71	356	—	350	939	2,088	82	—	3,886
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	71	356	—	350	939	2,088	82	—	3,886
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$251,803	$208,292	$422,920	$291,696	$133,056	$271,086	$157,819	$—	$1,736,672
Special mention	1,045	163	5,955	3,659	3,768	10,431	7,533	—	32,554
Substandard or lower	74	248	9,711	3,978	—	3,255	1,344	—	18,610
Total	$252,922	$208,703	$438,586	$299,333	$136,824	$284,772	$166,696	$—	$1,787,836

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company monitors small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will evaluate credit quality based on

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$6,357	$29,358	$49,722	$85,343	$79,985	$111,338	$14,159	$69	$376,331
Nonperforming	—	—	—	—	166	1,923	—	—	2,089
Total Residential real estate - First liens	$6,357	$29,358	$49,722	$85,343	$80,151	$113,261	$14,159	$69	$378,420
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate - Second liens and lines of credit
Performing	—	2,731	1,524	947	229	1,245	72,741	—	79,417
Nonperforming	—	—	—	—	—	215	273	—	488
Total Residential real estate - Second liens and lines of credit	—	2,731	1,524	947	229	1,460	73,014	—	79,905
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	832	1,888	3,716	1,767	163	183	8,548	—	17,097
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer and other	832	1,888	3,716	1,767	163	183	8,548	—	17,097
Consumer and other
Current period gross charge-offs	—	10	7	—	—	1	—	—	18
Total
Performing	$7,189	$33,977	$54,962	$88,057	$80,377	$112,766	$95,448	$69	$472,845
Nonperforming	—	—	—	—	166	2,138	273	—	2,577
Total	$7,189	$33,977	$54,962	$88,057	$80,543	$114,904	$95,721	$69	$475,422

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

For the three months ended March 31, 2025, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At March 31, 2025, the amortized cost basis of the loan was $2,994 and the borrower is performing in accordance with the modified terms.

During the first six months of 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At March 31, 2025, the amortized cost basis of the loan is $3,910 and has been placed on non-accrual.

The Company has not committed to lend any additional funds at both March 31, 2025 and December 31, 2024 to the borrowers noted above.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

5.
DEPOSITS

Deposit accounts are summarized as follows:

	March 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$646,002	26.55%	$658,646	27.89%
Demand, interest-bearing	577,170	23.71	525,173	22.25
Money market and savings	553,240	22.73	540,030	22.88
Time deposits, $250 and over	166,441	6.84	164,901	6.99
Time deposits, other	387,226	15.91	368,217	15.60
Brokered time deposits	103,615	4.26	103,615	4.39
	$2,433,694	100.0%	$2,360,582	100.0%

The above table does not include deposits that are held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The brokered deposits outstanding at March 31, 2025 mature in the second quarter of 2025.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
BORROWINGS

Borrowings and subordinated debt were as follows:

(in Thousands)	March 31, 2025	December 31, 2024
Long-term borrowings	$40,000	$40,000
Short-term borrowings	—	10,000
Note payable	559	565
Subordinated debt	62,129	61,984
Total	$102,688	$112,549

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

The Gratz Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $22.0 million with one tranche having a face value of $4.5 million and the other with face value of $18.1 million. The first tranche that has a face value of $4.5 million bears interest at a fixed rate of 6.875%. These notes mature in April 2028.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Note Payable - Partners Merger

As part of the Partners Merger, the Company assumed a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. The Company has a remaining obligation under the note payable of $559 thousand as of March 31, 2025. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

Borrowings - FHLB

The Company had $40.0 million in long-term FHLB Advances outstanding at both March 31, 2025 and December 31, 2024. The FHLB Advance has a fixed rate of 4.827% and will mature on February 20, 2026.

The Company had $0 and $10,000 in short-term FHLB Advances outstanding as of March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $735.7 million.

Available Lines of Credit

The Company and Bank have available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77.0 million at March 31, 2025. There were no borrowings under these lines of credit at March 31, 2025 and December 31, 2024.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At March 31, 2025		At December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$220,182	$220,182	$166,100	$166,100
Securities held to maturity (Level 2)	28,083	26,764	31,508	30,284
Loans, net of allowance for credit losses (Level 3)	2,247,322	2,250,242	2,229,314	2,231,057
Accrued interest receivable (Level 1)	9,545	9,545	9,870	9,870
Restricted investments in bank stock (Level 1)	4,780	4,780	5,209	5,209
Cash surrender value of life insurance (Level 1)	52,507	52,507	52,079	52,079
Financial liabilities:
Non-maturity deposits (Level 1)	1,776,412	1,776,412	1,723,849	1,723,849
Time Deposits (Level 3)	657,282	655,882	636,733	634,875
Long-term borrowings (Level 3)	40,000	40,280	40,000	40,256
Short-term borrowings (Level 1)	—	—	10,000	10,000
Note payable (Level 3)	559	559	565	565
Subordinated Notes (Level 3)	62,129	60,700	61,984	60,251
Accrued interest payable (Level 1)	2,581	2,581	1,865	1,865

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$13,273	$—	$13,273
Obligations of state and political subdivisions	—	47,465	—	47,465
Mortgage backed securities in government-sponsored entities	—	98,045	—	98,045
Other securities	—	400	—	400
Total	$—	$159,183	$—	$159,183

Derivative	$—	$—	$689	$689

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$13,073	$—	$13,073
Obligations of state and political subdivisions	—	47,201	—	47,201
Mortgage backed securities in government-sponsored entities	—	84,783	—	84,783
Other securities	—	533	—	533
Total	$—	$145,590	$—	$145,590

Derivative	$—	$—	$1,654	$1,654

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2025 and December 31, 2024 are presented in the table below.

	March 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$31,280	$31,280

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$21,519	$21,519

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	March 31, 2025
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$31,280	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$21,519	Appraisal of collateral	(1)	Liquidation expenses	10%

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

The table below provides details of the Company's stock options at March 31, 2025.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2024	591,791	$9.10	6.0	$145
Granted	—	—	—	—
Expired/terminated	(10,600)	9.88	—
Exercised	—	—	—
Outstanding, March 31, 2025	581,191	$9.09	5.8	$41
Exercisable at period end	396,391	$9.75	4.6	$24

The exercise prices for options outstanding as of March 31, 2025 ranged from $5.45 to $12.98. The Company recognized compensation expense for options of $21 and $30 during the three months ended March 31, 2025 and 2024, respectively.

The Company determined the expected lift of the stock options using a simplified method approach allowed for basic share options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using the calculated value method of an option pricing model that substitutes the historical volatility of an appropriate industry sector index for the expected volatility.

The table below provides details of the Company's restricted stock activity at March 31, 2025.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2024	393,083	$6.40
Restricted stock units granted	3,000	7.53
Expired/terminated	—
Vested	—
Outstanding, March 31, 2025	396,083	$6.41

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company recognized stock-based compensation expense related to restricted shares of $356 and $172 for the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025, the total unrecognized stock-based compensation costs totaled $2.0 million and $288 thousand for restricted stock awards and stock options, respectively. These expenses will be recognized ratably as expense through May 2029.

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of March 31, 2025 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance. As of March 31, 2025, there were 1,537,484 warrants outstanding with a strike price of $10 and an intrinsic value of $0.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of March 31, 2025, the Bank has met all capital adequacy requirements to which it is subject.

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

The following table presents actual and required capital ratios as of March 31, 2025 and December 31, 2024 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	March 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$300,631	12.61%	$282,736	11.55%
For capital adequacy purposes	190,666	8.00	195,914	8.00
To be well capitalized	238,333	10.00	244,892	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$279,092	11.71%	$263,058	10.74%
For capital adequacy purposes	143,000	6.00	146,935	6.00
To be well capitalized	190,666	8.00	195,914	8.00
Common equity
(to risk-weighted assets)
Actual	$279,092	11.71%	$263,058	10.74%
For capital adequacy purposes	107,250	4.50	110,201	4.50
To be well capitalized	154,916	6.50	159,180	6.50
Tier 1 capital
(to average assets)
Actual	$279,092	10.02%	$263,058	9.49%
For capital adequacy purposes	111,433	4.00	110,867	4.00
To be well capitalized	139,292	5.00	138,584	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of March 31, 2025 and December 31, 2024, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. At both March 31, 2025 and December 31, 2024, the Company has an allowance for credit losses for off-balance sheet instruments of $1,857 included within the liabilities section of the balance sheet. There were no corresponding changes to the provision for credit losses for the three months ended March 31, 2025.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

At March 31, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	March 31, 2025	December 31, 2024
Unfunded commitments under lines of credit:
Home equity loans	$91,167	$97,677
Commercial real estate, construction, and land development	148,159	161,551
Commercial and industrial	332,514	353,078
Total	$571,840	$612,306

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

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended March 31,
(In Thousands, except share and per share data)	2025	2024
Net income	$15,343	$5,726
Basic weighted average common shares outstanding	37,105,480	36,962,005
Net effect of dilutive stock options and warrants	4,693	6,700
Net effect of dilutive restricted stock awards and units	111,766	76,525
Diluted weighted average common shares outstanding	37,221,939	37,045,230
Net income per common share:
Basic	$0.41	$0.15
Diluted	$0.41	$0.15

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended March 31,
	2025	2024
Stock Options	24,791	24,691
Warrants	—	—
Restricted Stock Awards and Units	393,083	384,724
Total dilutive securities	417,874	409,415

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Three Months Ended March 31,
	2025	2024
Stock Options	556,400	511,400
Warrants	1,537,484	1,537,484
Restricted Stock Awards and Units	3,000	—
Total anti-dilutive securities	2,096,884	2,048,884

12. DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2025, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amount reclassified to interest expense was $198 thousand for the three months ended March 31, 2025. Comparatively, the amount reclassified to interest expense for three months ended March 31, 2024 was $386 thousand. Over the next 12 months, the Company estimates that an additional $462 thousand will be reclassified as a reduction to interest expense.

The Company recorded $689 thousand and $1.65 million within other assets on the Consolidated Balance Sheets , which represented the fair value of this derivative at March 31, 2025 and December 31, 2024, respectively.

13. SEGMENT INFORMATION

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

	For the Three Months Ended March 31,
(In thousands)	2025	2024

Interest Income	$40,142	$38,775

Reconciliation of revenue
Other revenues	13,257	1,729
Total consolidated revenues	$53,399	$40,504

Interest Expense	14,311	13,891
Segment net interest income and noninterest income	$39,088	$26,613

Provision for credit losses	228	40
Salaries and employee benefits	11,156	11,118
Other Expenses	12,361	9,729
Consolidated net income (loss)	$15,343	$5,726

Other segment disclosures
Gain on sale of branches	$11,093	$—
Interest income	$40,142	$38,775
Interest expense	$14,311	$13,891
Depreciation	$417	$498
Amortization of intangible assets	$1,084	$1,207

Other significant noncash items:
Provision for credit loss	$228	$40

Total consolidated assets were $2.86 billion and $2.88 billion at March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s unaudited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Sale of New Jersey Solutions Centers
•
Financial Highlights
•
Comparison of Financial Condition at March 31, 2025 and December 31, 2024
•
Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024.
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

Non-interest income also contributes to our operating results, consisting of service charges on deposit accounts, earnings on bank-owned life insurance, revenue from the sale of securities, and revenue from the sale of SBA loans and residential mortgage loans to the secondary market and related servicing fees. Non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, data processing, professional fees, FDIC insurance expense, merger and restructuring expense, intangible amortization, Bank shares tax, and other general and administrative expenses, are the Company’s primary expenditures incurred as a result of operations.

Financial institutions, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are concentrated in South Central Pennsylvania in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York Counties, the counties of Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Spotsylvania and Fairfax counties in Virginia, and the city of Fredericksburg, Virginia. Our operations and lending are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

Sale of New Jersey Solutions Centers

On March 31, 2025, the Bank completed the sale of the New Jersey operations of the Bank pursuant to a purchase and assumption agreement (the "Agreement") with American Heritage Federal Credit Union (“AHFCU”) pursuant to which AHFCU purchased certain assets and assumed certain liabilities (the "Transaction" or "New Jersey Branch Sale"), including all three branch locations (including two branch leases).

Under the Agreement, AHFCU acquired $105.0 million in loans, $2.1 million in fixed assets, and $87.1 million in deposits. The total deposit premium paid by AHFCU was 7% or $6.2 million. With respect to acquired loans, AHFCU paid an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. The loans sold had related unamortized loan discounts of $6.7 million which were taken into income concurrent with the sale. The portion of the core deposit intangible asset that was attributable to the deposits sold approximated $1.3 million and was written off concurrent with the sale. AHFCU paid book value for fixed assets, real estate, and other assets located at the owned branches. The Transaction resulted in an after-tax gain, net of transaction costs, of approximately $8.7 million.

Financial Highlights

The following is a summary of the financial highlights as of and for the three months ended March 31, 2025:

•
Quarterly Net Income and Net Income Per Share - Net income was $15.3 million for the three months ended March 31, 2025, a $9.6 million increase from the same period in 2024 and a $7.8 million increase from the three months ended December 31, 2024 ("Linked Quarter"). Diluted earnings per share was $0.41 for the three months ended March 31, 2025, compared to $0.15 per diluted share for the comparable period in 2024.
•
Net Interest Income - Net interest income before provision for credit losses increased $947 thousand or 3.81% for the three months ended March 31, 2025 compared to the same period in 2024. Net interest margin for the first quarter of 2025 was 3.94%, representing a nine basis points decrease over the same period in 2024. Compared to the Linked Quarter, net interest income before provision for credit losses increased $286 thousand and net interest margin increased nine basis points.
•
Sale of New Jersey Solutions Centers - The Company successfully executed the sale of the New Jersey operations of the Bank which resulted in an after-tax gain of approximately $8.7 million, recorded within noninterest income.

See the sections below for a complete analysis of the results of operations for the three months ended March 31, 2025.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets at March 31, 2025, were $2.86 billion, a decrease of $17.3 million, or 0.60%, from $2.88 billion at December 31, 2024. The decrease in total assets was primarily due to a decrease in assets held for sale of $94.1 million, from $94.1 million at December 31, 2024 to $0 at March 31, 2025 as a result of the completion of the New Jersey Branch Sale. This decrease was partially offset by an increase in cash and cash equivalents of $54.1 million, from $166.1 million at December 31, 2024 to $220.2 million at March 31, 2025, an increase in loans held for investment of $18.2 million, from $2.26 billion at December 31, 2024 to $2.27 billion at March 31, 2025, and an increase in securities available-for-sale of $13.6 million, from $145.6 million at December 31, 2024 to $159.2 million at March 31, 2025.

Cash and cash equivalents increased $54.1 million, or 32.6%, from $166.1 million at December 31, 2024 to $220.2 million at March 31, 2025. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $66.2 million;
•
Proceeds from sale of New Jersey Branches of $26.2 million;
•
Net cash from investment securities (sales, calls, maturities, and principal repayments) of $7.6 million; and
•
Cash from operating activities of $2.6 million.

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $20.7 million;
•
Purchase of investment securities available for sale of $15.1 million;
•
Repayment of short-term borrowings of $10.0 million; and
•
Dividends paid of $2.8 million.

Securities available-for-sale increased $13.6 million during the three months ended March 31, 2025, with a balance of $159.2 million at March 31, 2025 and $145.6 million as of December 31, 2024. The increase was primarily due to purchases of investment securities of $15.1 million and an increase in the fair value of our securities of $2.1 million as a result of changes in market interest rates. The increase was partially offset by principal repayments totaling $3.7 million.

Securities held to maturity decreased $3.9 million, or 12.2%, to $28.1 million at March 31, 2025 from $32.0 million at December 31, 2024. This decrease was the result of a maturity of $3.0 million and other principal repayments of $893 thousand.

Net loans receivable increased during the three months ended March 31, 2025 as shown in the table below:

(dollars in thousands)	March 31, 2025	December 31, 2024	Change	%
Agriculture loans	$66,684	$67,741	$(1,057)	(1.56)%
Construction loans	136,421	152,619	(16,198)	(10.61)
Commercial loans	257,302	245,833	11,469	4.67
Commercial real estate loans
Multifamily	215,916	211,778	4,138	1.95
Owner occupied	472,895	477,742	(4,847)	(1.01)
Non-owner occupied	645,793	628,237	17,556	2.79
Residential real estate loans
First liens	378,420	373,469	4,951	1.33
Second liens and lines of credit	79,905	76,713	3,192	4.16
Consumer and other loans	17,097	17,086	11	0.06
Municipal loans	3,012	3,886	(874)	(22.49)
Total Loans	2,273,445	2,255,104	18,341	0.81
Deferred costs	496	645	(149)	(23.10)
Allowance for credit losses	(26,619)	(26,435)	(184)	0.70
Total	$2,247,322	$2,229,314	18,008	0.81%

The above table does not include loans that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

Commercial real estate loans increased $16.8 million during the first three months of 2025. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $41.1 million partially offset by net loan repayment activity. Construction loans decreased $16.2 million during the first three months of 2025 primarily due to paydowns on existing loans of $29.8 million which was partially offset by originations of $6.8 million and draws on existing loans of $15.5 million. Commercial loans increased $11.5 million from December 31, 2024, resulting from $15.6 million in balances on newly originated loans offset by net loan repayments on existing loans.

The allowance for credit losses-loans increased $184 thousand from $26.4 million at December 31, 2024 to $26.6 million at March 31, 2025. The primary driver of the increased allowance for credit losses-loans was a provision for credit losses of $265 thousand during the three months ended March 31, 2025, offset by net charge-offs of $81 thousand. Refer to Note 4 within the unaudited Consolidated Financial Statements for further information.

At March 31, 2025, non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $26.0 million or 1.15% of total gross loans. This compares to $17.2 million of non-performing loans at December 31, 2024, which equated to 0.76% of total gross loans. The increase in non-accrual loans was primarily due to three loans put on non-accrual during the quarter with total carrying value of $8.8 million. Two of these loans are non-owner occupied commercial real estate loans and one is a commercial and industrial loan. The Company is in process of obtaining updated appraisals of the underlying collateral but no specific reserve was required as of March 31, 2025. Our allowance for credit losses for loans totaled $26.6 million at March 31, 2025 and represented 1.17% of our total gross loans, compared to $26.4 million or 1.17% of our total gross loans at December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had no other real estate owned.

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

At March 31, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 331.85% of total risk based capital, a decrease compared to 365.65% at December 31, 2024, primarily due to the New Jersey Branch Sale. Construction, land and land development loans represented 45.37% of total risk based capital at March 31, 2025 compared to 55.97% at December 31, 2024. These percentages of non-owner-occupied commercial real estate loans to total risk based capital, and construction loans to total risk based capital were calculated using total loans in accordance with prevailing regulatory guidance. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, and loan-to-value ratios. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At March 31, 2025 and December 31, 2024, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Deposits grew by $73.1 million, or 3.1%, to $2.43 billion at March 31, 2025 from $2.36 billion at December 31, 2024. Changes in the deposit types are presented in the table below:

(in thousands)	March 31, 2025	December 31, 2024	Change	%
Demand, noninterest-bearing	$646,002	$658,646	$(12,644)	(1.9)%
Demand, interest-bearing	577,170	525,173	51,997	9.9
Money market and savings	553,240	540,030	13,210	2.4
Time deposits, $250,000 and over	166,441	164,901	1,540	0.9
Time deposits, other	387,226	368,217	19,009	5.2
Brokered deposits	103,615	103,615	—	—
Total deposits	$2,433,694	$2,360,582	$73,112	3.1%

The above table does not include deposits that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The increase of $39.4 million in demand deposits during the first three months of 2025 was primarily the result of new accounts opened during the first three months of 2025, primarily interest-bearing, partially offset by net decreases in existing account balances, with new accounts contributing approximately $22.2 million in balance at March 31, 2025. New accounts opened during the first three months of 2025 also explained the growth in money market and savings accounts, contributing $19.0 million to the overall balance growth of $13.2 million.

The increase of $20.5 million in total time deposits during the first three months of 2025 was primarily the result of new account openings during the first three months of the year, partially offset by decreases in account balances, with new accounts contributing approximately $47.1 million in the balance at March 31, 2025.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $840.6 million, or 34.5% of total deposits and $807.5 million, or 34.7% of total deposits at March 31, 2025 and December 31, 2024, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of March 31, 2025 and December 31, 2024, the total uninsured deposits includes $39.7 million and $44.2 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At both March 31, 2025 and December 31, 2024, long-term borrowings consisted of $40 million in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its overnight borrowings with a lower cost, $40 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

At March 31, 2025 and December 31, 2024, short term FHLB advances were $0 and $10 million, respectively.

During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of March 31, 2025 contained $75 million of one-month maturity brokered deposits that matured in April 2025. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

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

Subordinated notes with carrying value of $22.0 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year until it becomes redeemable on July, 1 2025. Subsequent to becoming redeemable, it will bear interest at a variable rate of 90 days SOFR plus 590 basis points.

Total shareholders’ equity increased by $13.8 million, or 4.9%, to $294.1 million at March 31, 2025 from $280.2 million at December 31, 2024. The increase was primarily attributable to net income of $15.3 million for the first three months ended March 31, 2025. This increase was partially offset by dividends of $2.8 million for the three months ended March 31, 2025.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

General: Net income was $15.3 million for the three months ended March 31, 2025, or $0.41 per diluted share, an increase of $9.6 million compared to net income of $5.7 million, or $0.15 per diluted share, for the three months ended March 31, 2024.

The increase in net income for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 was primarily the result of an increase in other income of $11.5 million due to the sale of the New Jersey solutions centers, and an increase in interest and dividend income of $1.4 million. Offsetting the increase in net income was an increase in interest expense of $420 thousand, and an increase in non-interest expense of $408 thousand.

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

	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$119,269	$972	3.31%	$82,420	$898	4.38%
Securities
Taxable (1)	142,867	1,749	4.96%	114,896	1,391	4.87%
Tax-Exempt	43,845	481	4.45%	42,984	457	4.28%
Total Securities	186,712	2,230	4.84%	157,880	1,848	4.71%
Total Cash Equiv. and Investments	305,981	3,202	4.24%	240,300	2,746	4.60%
Total Loans (3)	2,350,031	37,041	6.39%	2,240,714	36,125	6.48%
Total Interest-Earning Assets	2,656,012	40,243	6.14%	2,481,014	38,871	6.30%
Other Assets	191,469			210,826
Total Assets	$2,847,481			$2,691,840
Interest bearing demand	$545,475	$3,048	2.27%	$424,781	$1,942	1.84%
Money market demand	555,663	2,937	2.14%	587,455	3,174	2.17%
Time deposits	632,649	6,372	4.08%	608,192	6,731	4.45%
Total Borrowings (4)	149,922	1,954	5.29%	140,621	2,044	5.85%
Total Interest-Bearing Liabilities	1,883,709	14,311	3.08%	1,761,049	13,891	3.17%
Non Int Bearing Deposits	649,440			632,637
Total Cost of Funds	$2,533,149	$14,311	2.29%	$2,393,686	$13,891	2.33%
Other Liabilities	30,229			31,359
Total Liabilities	$2,563,378			$2,425,045
Shareholders' Equity	$284,103			$266,795
Total Liabilities & Shareholders' Equity	$2,847,481			$2,691,840
Net Interest Income/Spread (FTE)		25,932	3.06%		24,980	3.13%
Tax-Equivalent Basis Adjustment		(101)			(96)
Net Interest Income		$25,831			$24,884
Net Interest Margin			3.94%			4.03%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $198 and $386 during the three months ended March 31, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended March 31, 2025 vs. 2024 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(315)	$389	$74
Securities
Taxable	32	326	358
Tax-Exempt	18	6	24
Total Securities	50	332	382
Total Loans	(522)	1,438	916
Total Interest-Earning Assets	(787)	2,159	1,372
Interest Expense:
Interest bearing demand	558	548	1,106
Money market demand	(41)	(196)	(237)
Time deposits	(627)	268	(359)
Total Borrowings	(224)	134	(90)
Total Interest-Bearing Liabilities	(334)	754	420
Change in Net Interest Income	$(453)	$1,405	$952

Net Interest Income: Net interest income increased by $947 thousand, or 3.8%, to $25.8 million for the three months ended March 31, 2025, compared to $24.9 million for the three months ended March 31, 2024. The increase can be mostly attributed to higher average balances in loans. The increase was partially offset by an increase in interest expense resulting from an increase in average balances of interest bearing liabilities. The net interest margin decreased nine basis points to 3.94% for the three months ended March 31, 2025 from 4.03% for the three months ended March 31, 2024.

Interest Income: Interest income increased to $40.1 million for the three months ended March 31, 2025, compared to $38.8 million for the three months ended March 31, 2024 primarily due to an increase in interest income on loans as a result of the growth in average loans. The growth in the average balance of interest earning assets which increased $175.0 million to $2.66 billion for the three months ended March 31, 2025 compared to $2.48 billion for the comparable period in 2024 contributed $2.2 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $109.3 million to $2.35 billion for the three months ended March 31, 2025 as compared to the same period in 2024 contributed $1.4 million to the increase in interest income. This growth was partially offset by a decrease in the average yield on loans which decreased nine basis points on an annualized basis from 6.48% for the three months ended March 31, 2024 to 6.39% for the three months ended March 31, 2025. In general, the lower average yield on the loan portfolio can be attributable to the amount of income recognized from the amortization of net loan discounts. Amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans contributed $3.5 million to the increase in interest income during the three months ended March 31, 2025 compared to $4.6 million for the first quarter of 2024. Overall the average yield of interest earning assets decreased 16 basis points on an annualized basis to 6.14% for the three months ended March 31, 2025 as compared to the same period in 2024.

Interest Expense: Interest expense increased by $420 thousand, or 3.0%, to $14.3 million for the three months ended March 31, 2025, compared to $13.9 million for the three months ended March 31, 2024. The increase in interest expense was primarily due to the increase in the average balance of interest bearing liabilities, which increased $122.7 million to $1.88 billion for the three months ended March 31, 2025 compared to $1.76 billion for the three months ended March 31, 2024. The increase in interest expense was offset by a decrease in the interest rate paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities decreased nine basis points on an annualized basis from 3.17% for the three months ended March 31, 2024 to 3.08% for the three months ended March 31, 2025. Amortization, including the disposal of three solution centers and regular amortization, of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $164 thousand to the increase in interest expense during the three months ended March 31, 2025 compared to amortization of $1.0 million during the first quarter of 2024.. Interest expense on borrowings was reduced by $198 thousand and $386 thousand during the first quarters of 2025 and 2024, respectively, due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $228 thousand for the three months ended March 31, 2025, compared to a provision of $40 thousand for the three months ended March 31, 2024. The majority of the provision for credit losses can be attributable to an increase in forecasted losses on loans at March 31, 2025 when compared to March 31, 2024.

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

Non-interest Income: Non-interest income increased by $11.5 million to $13.3 million for the three months ended March 31, 2025, from $1.7 million recognized during the same period in 2024. The increase was primarily due to the gain on sale of the New Jersey solutions centers of $11.1 million and an increase of $281 thousand in service charges on deposit accounts.

Non-interest Expense: Non-interest expense increased $408 thousand, or 2.1%, to $19.7 million for the three months ended March 31, 2025 from $19.3 million for the three months ended March 31, 2024. The increase was largely due to: (1) an increase of $486 thousand in other expenses mainly due to a one time accrual of directors fees related to the reduction of the size of the Board of Directors; (2) an increase in FDIC insurance and supervisory fees of $247 thousand; and (3) an increase of $217 thousand in equipment and data processing fees. Based on our analysis of the non-interest expenses incurred during the three months ended March 31, 2025, management identified two specific items that caused total expenses to be incurred at a higher rate than we anticipate in future quarters. The first item identified was recorded within salaries and employee benefits for $490 thousand and represents a bonus accrual recorded in connection with the closing of the New Jersey Branch Sale. The second item was recorded within other expenses for $381 thousand and represents the accrual recorded for expenses to be incurred in connection with our Board of Directors restructuring, whereby the size of the Board will be reduced effective upon our annual shareholders' meeting in May of 2025.

Income Tax Expense: Income tax expense for the three months ended March 31, 2025 totaled $3.9 million compared to an income tax expense of $1.6 million for the same period in 2024 as a result of an increase in income before income tax expense. The income tax expense recognized for the three months ended March 31, 2025 and 2024 was the direct result of our net income adjusted for tax free income and non-deductible merger and branch sale related expenses. We recognized an income tax expense for the three months ended March 31, 2025 at an effective tax rate of 20.1%. As a result of the Partners Merger, the Company now has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21% in some periods. This is compared to income tax expense for the three months ended March 31, 2024 which resulted in an effective tax rate of 21.8% which is more than our federal statutory rate of 21%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of March 31, 2025, totaled $603.6 million, or 91.8% of our certificates of deposit, and 24.8% of total deposits. Of these certificates of deposit, $103.6 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, management noted that approximately 13.2% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At March 31, 2025, the Company had $40.0 million in outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $735.7 million.

In addition to our available borrowing capacity at the FHLB, the Company has lines of credit with multiple financial institutions that provide an available $77.0 million of additional liquidity at March 31, 2025. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $23.9 million at March 31, 2025.

The following table shows the Company's available liquidity at March 31, 2025.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$775,676	$40,000	$735,676
Federal Reserve Bank Discount Window	23,920	—	23,920
Correspondent Banks	77,000	—	77,000
Total	$876,596	$40,000	$836,596

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2025 and December 31, 2024, the Bank met the capital requirements to be considered “well capitalized.” See Note 10 within the Notes to the unaudited Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 11 within the Notes to the unaudited Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

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

Changes in the Federal Open Market Committee (the "FOMC") median forecasted year over year U.S. civilian unemployment rate, the year over year change in U.S. GDP, and S&P/Case-Shiller U.S. National Home Price Index ("HPI") could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. An immediate "shock" or increase of 25% in the FOMC's projected rate of U.S. civilian unemployment, a decrease of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% decrease in the HPI would increase the model's total calculated allowance by approximately $3.7 million, or 13.9%, to $30.3 million as of March 31, 2025, assuming qualitative adjustments are kept at current levels. An immediate decrease of 25% in the FOMC's projected rate of U.S. civilian unemployment, an increase of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% increase in the HPI would decrease the model's total calculated allowance by approximately $3.6 million, or 13.7%, to $23.0 million as of March 31, 2025, assuming qualitative adjustments are kept at current levels. While management's current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others.

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

Recently Issued Accounting Standards

Recently issued accounting standards are included in Note 1 of the Notes to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and, Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.2 to Form 10-K, filed March 31, 2025

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 8-K, filed December 1, 2023

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2025

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)