Form 10-Q
period 2025-06-30
LINKBANCORP, Inc.
filed 2025-08-08
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 37,449,323 shares as of August 5, 2025.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$15,319	$13,834
Interest-bearing deposits with other institutions	139,764	152,266
Cash and cash equivalents	155,083	166,100
Securities available for sale, at fair value	169,569	145,590
Securities held to maturity (Fair value of $26,104 and $30,284, respectively)	27,284	31,967
Less: Allowance for credit losses - securities	(475)	(459)
Securities held to maturity, net	26,809	31,508
Loans receivable	2,356,609	2,255,749
Less: Allowance for credit losses - loans	(24,651)	(26,435)
Net loans	2,331,958	2,229,314
Investments in restricted bank stock	4,821	5,209
Premises and equipment, net	15,861	18,029
Right-of-Use Asset – Premises	15,410	14,913
Bank-owned life insurance	52,943	52,079
Goodwill	58,806	58,806
Other intangible assets, net	17,490	20,955
Deferred tax asset	16,474	18,866
Assets held for sale	—	94,146
Accrued interest receivable and other assets	21,330	23,263
TOTAL ASSETS	$2,886,554	$2,878,778
LIABILITIES
Deposits:
Demand, noninterest bearing	$646,654	$658,646
Interest bearing	1,809,755	1,701,936
Total deposits	2,456,409	2,360,582
Long-term borrowings	40,000	40,000
Short-term borrowings	—	10,000
Note payable	—	565
Subordinated debt	62,279	61,984
Lease liabilities	15,740	15,666
Allowance for credit losses - unfunded commitments	2,057	1,857
Liabilities held for sale	—	93,777
Accrued interest payable and other liabilities	12,071	14,126
TOTAL LIABILITIES	2,588,556	2,598,557
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock (At June 30, 2025 and December 31, 2024: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At June 30, 2025 and December 31, 2024: $0.01 par value; 50,000,000 shares authorized; 37,441,879 and 37,370,917 shares issued and outstanding, respectively.)	370	370
Surplus	265,293	264,449
Retained earnings	37,107	19,947
Accumulated other comprehensive loss	(4,772)	(4,545)
TOTAL SHAREHOLDERS' EQUITY	297,998	280,221
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,886,554	$2,878,778

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$36,032	$36,112	$73,073	$72,237
Investment securities and certificates of deposit:
Taxable	1,819	1,592	3,568	2,983
Exempt from federal income tax	378	350	758	711
Other	1,097	1,395	2,069	2,293
Total interest and dividend income	39,326	39,449	79,468	78,224
INTEREST EXPENSE
Deposits	12,467	13,071	24,824	24,918
Other borrowings	931	932	1,917	2,018
Subordinated debt	979	962	1,947	1,920
Total interest expense	14,377	14,965	28,688	28,856
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	24,949	24,484	50,780	49,368
Provision for credit losses	344	—	572	40
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,605	24,484	50,208	49,328
NONINTEREST INCOME
Service charges on deposit accounts	1,056	865	2,117	1,645
Bank-owned life insurance	436	386	864	769
Net realized gains (losses) on the sales of debt securities	—	4	—	4
Gain on sale of loans	128	12	205	62
Gain on sale of branches	—	—	11,093	—
Other	1,313	591	1,911	1,107
Total noninterest income	2,933	1,858	16,190	3,587
NONINTEREST EXPENSE
Salaries and employee benefits	10,252	9,941	21,408	21,059
Occupancy	1,308	1,559	2,772	3,137
Equipment and data processing	2,052	1,824	4,095	3,650
Professional fees	728	788	1,215	1,536
FDIC insurance and supervisory fees	537	545	1,136	897
Intangible amortization	1,083	1,204	2,167	2,411
Merger & restructuring expenses	16	631	57	687
Advertising	176	241	320	475
Other	1,913	2,167	4,553	4,298
Total noninterest expense	18,065	18,900	37,723	38,150
Income before income tax expense	9,473	7,442	28,675	14,765
Income tax expense	2,086	1,638	5,945	3,235
NET INCOME	$7,387	$5,804	$22,730	$11,530
EARNINGS PER SHARE, BASIC	$0.20	$0.16	$0.61	$0.31
EARNINGS PER SHARE, DILUTED	$0.20	$0.16	$0.61	$0.31
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	37,136,851	36,970,768	37,122,883	36,966,371
DILUTED	37,244,008	37,040,748	37,231,839	37,042,896

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In Thousands)
Net income	$7,387	$5,804	$22,730	$11,530
Components of other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(836)	(361)	1,224	(1,972)
Tax effect	176	76	(257)	414
Net of tax amount	(660)	(285)	967	(1,558)

Unrealized (loss) gain on cash flow hedges	(346)	551	(1,114)	2,272
Adjustment for amounts reclassified into net income	(198)	(387)	(396)	(773)
Tax effect	114	(34)	316	(314)
Net of tax amount	(430)	130	(1,194)	1,185

Total other comprehensive loss	(1,090)	(155)	(227)	(373)
Total comprehensive income	$6,297	$5,649	$22,503	$11,157

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2025	37,377,342	$370	$264,871	$32,507	$(3,682)	$294,066
Net income	—	—	—	7,387	—	7,387
Dividends declared ($0.075 per share)	—	—	—	(2,787)	—	(2,787)
Employee stock purchase plan	8,592	—	55	—	—	55
Issuance of common stock including proceeds from exercise of common stock compensation plans (1)	55,945	—	73	—	—	73
Stock compensation amortization	—	—	294	—	—	294
Other comprehensive loss	—	—	—	—	(1,090)	(1,090)
Balance, June 30, 2025	37,441,879	$370	$265,293	$37,107	$(4,772)	$297,998

(1)Issuance of common stock includes 10,227 stock options and 45,718 restricted stock units which is net of shares held for tax purposes.

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2024	37,348,151	$369	$263,577	$7,724	$(3,427)	$268,243
Net income	—	—	—	5,804	—	5,804
Dividends declared ($0.075 per share)	—	—	—	(2,702)	—	(2,702)
Employee stock purchase plan	8,127	1	—	—	—	1
Stock option expense	—	—	218	—	—	218
Other comprehensive loss	—	—	—	—	(155)	(155)
Balance, June 30, 2024	37,356,278	$370	$263,795	$10,826	$(3,582)	$271,409

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2024	37,370,917	$370	$264,449	$19,947	$(4,545)	$280,221
Net income	—	—	—	22,730	—	22,730
Dividends declared ($0.15 per share)	—	—	—	(5,570)	—	(5,570)
Employee stock purchase plan	15,017	—	101	—	—	101
Issuance of common stock including proceeds from exercise of common stock compensation plans(1)	55,945	—	73	—	—	73
Stock compensation amortization	—	—	670	—	—	670
Other comprehensive loss	—	—	—	—	(227)	(227)
Balance, June 30, 2025	37,441,879	$370	$265,293	$37,107	$(4,772)	$297,998

(1)Issuance of common stock includes 10,227 stock options and 45,718 restricted stock units which is net of shares held for tax purposes.

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	11,530	—	11,530	—	11,530
Dividends declared ($0.15 per share)	—	—	—	(5,547)	—	(5,547)	—	(5,547)
Exercise of stock options	1,777	—	11	—	—	11	—	11
Employee stock purchase plan	13,801	1	54	—	—	55	—	55
Stock compensation amortization	—	—	420	—	—	420	—	420
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Other comprehensive loss	—	—	—	—	(373)	(373)	—	(373)
Balance, June 30, 2024	37,356,278	$370	$263,795	$10,826	$(3,582)	$271,409	$—	$271,409

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(In Thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$22,730	$11,530
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of branches	(11,093)	—
Provision for credit losses	572	40
Depreciation	823	1,012
Amortization of intangible assets	2,167	2,411
Accretion of discounts, net	(5,510)	(6,043)
Origination of loans to be sold	(6,545)	(967)
Proceeds from loan sales	6,750	1,029
Gain on sale of loans	(205)	(62)
Share-based and deferred compensation	1,112	825
Bank-owned life insurance income	(864)	(769)
(Gain) loss on sale of debt securities, available for sale	—	(4)
Change in accrued interest receivable and other assets	(1,166)	723
Change in accrued interest payable and other liabilities	548	(4,017)
Other, net	(477)	(87)
Net cash provided by operating activities	8,842	5,621

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	1,691
Proceeds from calls and maturities	430	1,295
Proceeds from principal repayments	8,935	5,548
Purchases	(31,873)	(34,916)
Investment securities held to maturity:
Proceeds from principal repayments	4,703	915
Purchase of restricted investment in bank stocks	(6,062)	(10,131)
Redemption of restricted investment in bank stocks	6,450	9,168
Increase in loans, net	(102,833)	(59,541)
Cash paid to buy-out minority interest	—	(483)
Proceeds from disposal of premises and equipment	1,326	1,135
Purchase of premises and equipment	(508)	(507)
Proceeds from sale of branches, net	26,194	—
Net cash used in investing activities	(93,238)	(85,826)

FINANCING ACTIVITIES
Increase in deposits, net	88,775	157,153
Change in short-term borrowings, net	(10,000)	(10,000)
Proceeds from long-term borrowings	—	40,000
Issuance of shares from exercise of stock options	73	11
Dividends paid	(5,570)	(5,547)
Net proceeds from issuance of common stock	101	55
Net cash provided by financing activities	73,379	181,672
(Decrease) Increase in cash and cash equivalents	(11,017)	101,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	166,100	80,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,083	$181,657

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$28,888	$28,636
Income taxes	$—	$—
Reclassification of New Jersey branch loans from portfolio loans to assets held-for-sale, net	$—	$(2,863)
Reclassification of New Jersey branch assets to assets held-for-sale, net	$—	$114
Reclassification of New Jersey branch deposits to liabilities held-for-sale, net	$—	$(2,861)
Reclassification of New Jersey branch liabilities to liabilities held-for-sale, net	$—	$(76)

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2025 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	June 30, 2025
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,177	$186	$(18)	$—	$13,345
Obligations of state and political subdivisions	50,758	16	(4,455)	—	46,319
Mortgage-backed securities in government-sponsored entities	111,564	544	(2,554)	—	109,554
Other securities	358	—	(7)	—	351
	$175,857	$746	$(7,034)	$—	$169,569

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$12,250	$—	$(728)	$11,522	$(475)
Structured mortgage-backed securities	15,034	6	(458)	14,582	—
	$27,284	$6	$(1,186)	$26,104	$(475)

	December 31, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,017	$96	$(40)	$—	$13,073
Obligations of state and political subdivisions	51,254	10	(4,063)	—	47,201
Mortgage-backed securities in government-sponsored entities	88,289	61	(3,567)	—	84,783
Other securities	542	—	(9)	—	533
	$153,102	$167	$(7,679)	$—	$145,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,250	$—	$(984)	$14,266	$(459)
Structured mortgage-backed securities	16,717	6	(705)	16,018	—
	$31,967	$6	$(1,689)	$30,284	$(459)

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	June 30, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$3,982	$(18)	$—	$—	$3,982	$(18)
Obligations of state and political subdivisions	10,961	(309)	33,554	(4,146)	44,515	(4,455)
Mortgage-backed securities in government-sponsored entities	31,384	(375)	31,339	(2,179)	62,723	(2,554)
Other securities	—	—	351	(7)	351	(7)
	$46,327	$(702)	$65,244	$(6,332)	$111,571	$(7,034)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$3,960	$(40)	$—	$—	$3,960	$(40)
Obligations of state and political subdivisions	11,433	(273)	34,345	(3,790)	45,778	(4,063)
Mortgage-backed securities in government-sponsored entities	45,629	(902)	29,877	(2,665)	75,506	(3,567)
Other securities	—	—	407	(9)	407	(9)
	$61,022	$(1,215)	$64,629	$(6,464)	$125,651	$(7,679)

No allowance for credit losses on available for sale debt securities was needed at June 30, 2025 or December 31, 2024. The Company reviews its position quarterly and believes that as of June 30, 2025 and December 31, 2024, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 204 and 210 available for sale debt securities with unrealized losses at June 30, 2025 and December 31, 2024, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $915 at June 30, 2025 and is excluded from the estimate of credit losses.

There were nine and ten held to maturity debt securities with unrealized losses at June 30, 2025 and December 31, 2024, respectively.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following tables present the activity in the allowance for credit losses for corporate debentures held to maturity for the three and six months ended June 30, 2025 and 2024.

For the Three Months Ended June 30,
(in Thousands)	2025
Balance, March 31, 2025	$421
Changes in the allowance for credit losses	54
Balance June 30, 2025	$475

For the Three Months Ended June 30,
(in Thousands)	2024
Balance, March 31, 2024	$507
Changes in the allowance for credit losses	(5)
Balance June 30, 2024	$502

For the Six Months Ended June 30,
(in Thousands)	2025
Balance, December 31, 2024	$459
Changes in the allowance for credit losses	16
Balance, June 30, 2025	$475

For the Six Months Ended June 30,
(in Thousands)	2024
Balance, December 31, 2023	$512
Credit to allowance for credit losses	(10)
Balance, June 30, 2024	$502

Accrued interest receivable on held-to-maturity debt securities totaled $197 at June 30, 2025 which is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

As of June 30, 2025, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$222	$222	$—	$—
Due after one year through five years	16,430	16,161	3,000	2,970
Due after five years through ten years	22,142	21,327	9,250	8,552
Due after ten years	25,141	21,954	—	—
Mortgage-backed securities and Collateralized mortgage obligations	111,564	109,554	15,034	14,582
Other securities	358	351	—	—
	$175,857	$169,569	$27,284	$26,104

The following tables summarize sales of debt securities for the three and six months ended June 30, 2024. There were no sales of debt securities for the three and six months ended June 30, 2025.

For the Three Months Ended June 30,
(In Thousands)	2024
Proceeds	$1,691
Gross gains	4
Gross losses	—
Net gains (losses)	$4

For the Six Months Ended June 30,
(In Thousands)	2024
Proceeds	$1,691
Gross gains	4
Gross losses	—
Net gains (losses)	$4

The tax provision related to these realized gains and losses was approximately $1 as of three and six months ended June 30, 2024.

The Company had pledged debt securities with a carrying value of $55,435 and $57,852 to secure public deposits and certain borrowing capacity as of June 30, 2025 and December 31, 2024, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	June 30, 2025	December 31, 2024
Agriculture and farmland loans	$61,996	$67,741
Construction loans	140,976	152,619
Commercial & industrial loans	259,877	245,833
Commercial real estate loans
Multifamily	231,469	211,778
Owner occupied	502,515	477,742
Non-owner occupied	681,521	628,237
Residential real estate loans
First liens	375,879	373,469
Second liens and lines of credit	81,194	76,713
Consumer and other loans	17,525	17,086
Municipal loans	2,917	3,886
	2,355,869	2,255,104
Deferred costs	740	645
Allowance for credit losses	(24,651)	(26,435)
Total	$2,331,958	$2,229,314

The above table does not include loans that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, and Delaware. A significant portion of the loan portfolio is secured by real estate.

At June 30, 2025 and December 31, 2024 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $231 and $585, respectively.

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at June 30, 2025 and December 31, 2024.

Accrued interest receivable on loans totaled $8,644 and $8,714 at June 30, 2025 and December 31, 2024, respectively, and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three and six months ended June 30, 2025 and 2024.

	Beginning balance	Charge-offs	Charge-offs on PCD Acquired Loans	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended June 30, 2025
Allowance for credit losses:
Agriculture and farmland	$10	$—	$—	$—	$(1)	$9
Construction	1,360	—	—	2	116	1,478
Commercial & industrial	4,403	—	—	—	(161)	4,242
Commercial real estate
Multifamily	1,813	—	—	—	66	1,879
Owner occupied	5,339	—	—	1	423	5,763
Non-owner occupied	9,050	(35)	(2,018)	—	(273)	6,724
Residential real estate
First liens	3,299	(3)	—	5	(74)	3,227
Second liens and lines of credit	1,208	—	—	—	(20)	1,188
Municipal	36	—	—	—	1	37
Consumer	101	(11)	—	1	13	104
Total	$26,619	$(49)	$(2,018)	$9	$90	$24,651

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended June 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$—	$12
Construction	1,523	—	2	—	316	1,841
Commercial & industrial	2,962	(4)	6	—	471	3,435
Commercial real estate
Multifamily	1,592	—	2	—	320	1,914
Owner occupied	5,738	—	—	—	143	5,881
Non-owner occupied	6,099	—	4	2,300	(377)	8,026
Residential real estate
First liens	4,675	—	6	—	(634)	4,047
Second liens and lines of credit	1,071	—	3	—	(97)	977
Municipal	68	—	—	—	(4)	64
Consumer	102	(2)	3	—	(12)	91
Total	$23,842	$(6)	$26	$2,300	$126	$26,288

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Beginning balance	Charge-offs	Charge-offs on PCD Acquired Loans	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Six Months Ended June 30, 2025
Allowance for credit losses:
Agriculture and farmland	$11	$—	$—	$—	$(2)	$9
Construction	893	—	—	3	582	1,478
Commercial & industrial	4,093	(74)	—	4	219	4,242
Commercial real estate
Multifamily	1,805	—	—	—	74	1,879
Owner occupied	5,611	—	—	1	151	5,763
Non-owner occupied	9,345	(35)	(2,018)	—	(568)	6,724
Residential real estate
First liens	3,395	(3)	—	9	(174)	3,227
Second liens and lines of credit	1,154	—	—	1	33	1,188
Municipal	48	—	—	—	(11)	37
Consumer	80	(29)		2	51	104
Total	$26,435	$(141)	$(2,018)	$20	$355	$24,651

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Six Months Ended June 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$—	$12
Construction	959	—	2	—	880	1,841
Commercial & industrial	2,940	(10)	8	—	497	3,435
Commercial real estate
Multifamily	1,483	—	2	—	429	1,914
Owner occupied	6,572	(6)	1	—	(686)	5,881
Non-owner occupied	5,773	(54)	4	2,300	3	8,026
Residential real estate
First liens	4,778	—	13	—	(744)	4,047
Second liens and lines of credit	1,072	—	10	—	(105)	977
Municipal	79	—	—	—	(15)	64
Consumer	99	(25)	5	—	12	91
Total	$23,767	$(95)	$45	$2,300	$271	$26,288

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the amortized cost basis of nonaccrual loans and loans past due 90 days or greater and still accruing by segments of the loan portfolio:

	As of June 30, 2025
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$362	$362	$20
Construction	151	9	160	—
Commercial & industrial	1,780	4,700	6,480	300
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	944	8,039	8,983	—
Non-owner occupied	—	2,906	2,906	—
Residential real estate
First liens	—	2,149	2,149	58
Second liens and lines of credit	—	460	460	—
Municipal	—	—	—	—
Consumer	—	—	—	—
Total	$2,875	$18,625	$21,500	$378

	December 31, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	9	—	9	157
Commercial & industrial	125	7	132	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	6,171	3,581	9,752	—
Non-owner occupied	398	3,931	4,329	—
Residential real estate
First liens	1,975	—	1,975	289
Second liens and lines of credit	482	—	482	—
Municipal	—	—	—	—
Consumer	—	—	—	48
Total	$9,160	$7,519	$16,679	$494

The Company recognized $93 and $217 of interest income on nonaccrual loans during the three and six months ended June 30, 2025, respectively, and $88 and $111 for the three and six months ended June 30, 2024, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$362	$—	$—	$362
Construction	160	—	—	160
Commercial & industrial loans	5,840	640	—	6,480
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	8,983	—	—	8,983
Non-owner occupied	2,906	—	—	2,906
Residential real estate loans
First liens	2,149	—	—	2,149
Second liens and lines of credit	460	—	—	460
Municipal	—	—	—	—
Consumer	—	—	—	—
	$20,860	$640	$—	$21,500

	December 31, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	9	—	—	9
Commercial & industrial loans	—	132	—	132
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,752	—	—	9,752
Non-owner occupied	4,329	—	—	4,329
Residential real estate loans
First liens	1,975	—	—	1,975
Second liens and lines of credit	482	—	—	482
Municipal	—	—	—	—
Consumer	—	—	—	—
	$16,547	$132	$—	$16,679

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past due loans at June 30, 2025 and December 31, 2024.

	June 30, 2025
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$323	$—	$382	$705	$61,291	$61,996
Construction	—	—	9	9	140,967	140,976
Commercial & industrial	394	6,065	700	7,159	252,718	259,877
Commercial real estate
Multifamily	—	311	—	311	231,158	231,469
Owner occupied	875	587	8,983	10,445	492,070	502,515
Non-owner occupied	2,629	23	277	2,929	678,592	681,521
Residential real estate
First liens	2,422	684	716	3,822	372,057	375,879
Second liens and lines of credit	192	34	301	527	80,667	81,194
Municipal	—	—	—	—	2,917	2,917
Consumer	1	—	—	1	17,524	17,525
Total	$6,836	$7,704	$11,368	$25,908	$2,329,961	$2,355,869

	December 31, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$23	$—	$—	$23	$67,718	$67,741
Construction	197	—	166	363	152,256	152,619
Commercial & industrial	41	—	90	131	245,702	245,833
Commercial real estate
Multifamily	314	—	—	314	211,464	211,778
Owner occupied	334	660	8,768	9,762	467,980	477,742
Non-owner occupied	—	—	398	398	627,839	628,237
Residential real estate
First liens	686	317	1,220	2,223	371,246	373,469
Second liens and lines of credit	191	119	276	586	76,127	76,713
Municipal	—	—	—	—	3,886	3,886
Consumer	7	1	48	56	17,030	17,086
Total	$1,793	$1,097	$10,966	$13,856	$2,241,248	$2,255,104

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2025 and December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of June 30, 2025.

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$667	$10,319	$760	$13,318	$8,251	$23,187	$3,961	$20	$60,483
Special mention	—	—	245	—	—	177	250	—	672
Substandard or lower	—	—	—	—	—	841	—	—	841
Total Agriculture and farmland	$667	$10,319	$1,005	$13,318	$8,251	$24,205	$4,211	$20	$61,996
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	14,826	40,923	35,671	17,304	17,181	6,372	8,194	—	140,471
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	505	—	—	—	—	—	505
Total Construction	14,826	40,923	36,176	17,304	17,181	6,372	8,194	—	140,976
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	24,177	40,393	20,448	15,291	16,462	12,019	113,558	4,329	246,677
Special mention	—	—	—	4,377	66	—	1,309	—	5,752
Substandard or lower	—	—	15	383	—	247	6,803	—	7,448
Total Commercial & industrial	24,177	40,393	20,463	20,051	16,528	12,266	121,670	4,329	259,877
Commercial & industrial
Current period gross charge-offs	—	74	—	—	—	—	—	—	74
Commercial real estate - Multifamily
Pass	23,034	34,083	17,900	78,381	48,650	28,983	438	—	231,469
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Multifamily	23,034	34,083	17,900	78,381	48,650	28,983	438	—	231,469
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	50,627	52,919	45,359	95,756	80,810	136,859	16,185	—	478,515
Special mention	—	671	3,049	359	1,934	5,275	280	—	11,568
Substandard or lower	—	—	—	9,220	587	2,582	43	—	12,432
Total Commercial real estate - Owner occupied	50,627	53,590	48,408	105,335	83,331	144,716	16,508	—	502,515
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	79,961	78,479	55,176	182,377	108,413	154,634	11,205	—	670,245
Special mention	3,004	—	—	—	1,355	3,311	—	—	7,670
Substandard or lower	—	700	—	—	—	2,906	—	—	3,606
Total Commercial real estate - Non-owner occupied	82,965	79,179	55,176	182,377	109,768	160,851	11,205	—	681,521
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	2,018	35	—	—	2,053
Municipal
Pass	—	63	306	—	315	2,147	86	—	2,917
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Municipal	—	63	306	—	315	2,147	86	—	2,917
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$193,292	$257,179	$175,620	$402,427	$280,082	$364,201	$153,627	$4,349	$1,830,777
Special mention	3,004	671	3,294	4,736	3,355	8,763	1,839	—	25,662
Substandard or lower	—	700	520	9,603	587	6,576	6,846	—	24,832
Total	$196,296	$258,550	$179,434	$416,766	$284,024	$379,540	$162,312	$4,349	$1,881,271

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company monitors small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will evaluate credit quality based on

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$18,970	$28,833	$46,650	$81,917	$76,831	$105,936	$14,535	$—	$373,672
Nonperforming	—	—	—	—	315	1,892	—	—	2,207
Total Residential real estate - First liens	$18,970	$28,833	$46,650	$81,917	$77,146	$107,828	$14,535	$—	$375,879
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	3	—	—	3
Residential real estate - Second liens and lines of credit
Performing	236	2,699	1,500	588	316	1,739	73,581	75	80,734
Nonperforming	—	—	—	—	—	210	250	—	460
Total Residential real estate - Second liens and lines of credit	236	2,699	1,500	588	316	1,949	73,831	75	81,194
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	4,167	1,791	3,249	2,352	80	97	5,788	1	17,525
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer and other	4,167	1,791	3,249	2,352	80	97	5,788	1	17,525
Consumer and other
Current period gross charge-offs	—	10	7	5	—	7	—	—	29
Total
Performing	$23,373	$33,323	$51,399	$84,857	$77,227	$107,772	$93,904	$76	$471,931
Nonperforming	—	—	—	—	315	2,102	250	—	2,667
Total	$23,373	$33,323	$51,399	$84,857	$77,542	$109,874	$94,154	$76	$474,598

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

For the three months ended June 30, 2025, the Company provided an interest rate reduction, payment delay, and term extension to an Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At June 30, 2025, the amortized cost basis of the loan was $633 and the borrower is performing in accordance with the modified terms.

For the six months ended June 30, 2025, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At June 30, 2025, the amortized cost basis of the loan was $3,004 and the borrower is performing in accordance with the modified terms.

During the three and six months ended June 30, 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. During the second quarter of 2025, this loan was sold to an outside investor.

The Company has not committed to lend any additional funds at both June 30, 2025 and December 31, 2024 to the borrowers noted above.

Sale of Purchase Credit Deteriorated Loan

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

During the second quarter, the Company sold a Non Owner Occupied Commercial Real Estate loan that had been identified as purchase credit deteriorated and at December 31, 2024, required an individual reserve of $2,311 within the allowance for credit losses. The resulting charge to the allowance for credit losses during the second quarter due to the sale of this non-accrual loan was $2,018, and thus no individual reserve was required at June 30, 2025.

5.
DEPOSITS

Deposit accounts are summarized as follows:

	June 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$646,654	26.33%	$658,646	27.89%
Demand, interest-bearing	576,050	23.45	525,173	22.25
Money market and savings	580,143	23.62	540,030	22.88
Time deposits, $250 and over	177,897	7.24	164,901	6.99
Time deposits, other	400,665	16.31	368,217	15.60
Brokered time deposits	75,000	3.05	103,615	4.39
	$2,456,409	100.0%	$2,360,582	100.0%

The above table does not include deposits that are held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The brokered deposits outstanding at June 30, 2025 mature in the third quarter of 2025.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
BORROWINGS

Borrowings and subordinated debt were as follows:

(in Thousands)	June 30, 2025	December 31, 2024
Long-term borrowings	$40,000	$40,000
Short-term borrowings	—	10,000
Note payable	—	565
Subordinated debt	62,279	61,984
Total	$102,279	$112,549

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $20,050. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term SOFR plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Merger Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Gratz Merger Subordinated Notes may be included in Tier I capital (subject to certain limitations) under current regulatory guidelines and interpretations.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $22,229 with one tranche having a face value of $4,500 and the other with face value of $18,100. The first tranche that has a face value of $4,500 bears interest at a fixed rate of 6.875%. This tranche matures in April 2028.

The second tranche that has a face value of $18,100 bears interest at a fixed rate of 6.0% which began on June 25, 2022 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Borrowings - FHLB

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Company had $40,000 in long-term FHLB Advances outstanding at both June 30, 2025 and December 31, 2024. The FHLB Advance has a fixed rate of 4.827% and will mature on February 20, 2026.

The Company had $0 and $10,000 in short-term FHLB Advances outstanding as of June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $715,311.

Available Lines of Credit

The Company and Bank have available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77,000 at June 30, 2025. There were no borrowings under these lines of credit at June 30, 2025 and December 31, 2024.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At June 30, 2025		At December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$155,083	$155,083	$166,100	$166,100
Securities held to maturity, net of allowance for credit losses (Level 2)	26,809	26,104	31,508	30,284
Loans, net of allowance for credit losses (Level 3)	2,331,958	2,344,768	2,229,314	2,231,057
Accrued interest receivable (Level 1)	9,821	9,821	9,870	9,870
Restricted investments in bank stock (Level 1)	4,821	4,821	5,209	5,209
Cash surrender value of life insurance (Level 1)	52,943	52,943	52,079	52,079
Financial liabilities:
Non-maturity deposits (Level 1)	1,802,847	1,802,847	1,723,849	1,723,849
Time Deposits (Level 3)	653,562	652,317	636,733	634,875
Long-term borrowings (Level 3)	40,000	40,165	40,000	40,256
Short-term borrowings (Level 1)	—	—	10,000	10,000
Note payable (Level 3)	—	—	565	565
Subordinated Notes (Level 3)	62,279	61,374	61,984	60,251
Accrued interest payable (Level 1)	1,665	1,665	1,865	1,865

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	June 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$13,345	$—	$13,345
Obligations of state and political subdivisions	—	46,319	—	46,319
Mortgage backed securities in government-sponsored entities	—	109,554	—	109,554
Other securities	—	351	—	351
Total	$—	$169,569	$—	$169,569

Derivative	$—	$—	$144	$144

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$13,073	$—	$13,073
Obligations of state and political subdivisions	—	47,201	—	47,201
Mortgage backed securities in government-sponsored entities	—	84,783	—	84,783
Other securities	—	533	—	533
Total	$—	$145,590	$—	$145,590

Derivative	$—	$—	$1,654	$1,654

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2025 and December 31, 2024 are presented in the table below.

	June 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$23,650	$23,650

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$21,519	$21,519

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	June 30, 2025
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$23,650	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$21,519	Appraisal of collateral	(1)	Liquidation expenses	10%

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

On May 26, 2022, the Company's shareholders approved the LINKBANCORP, Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The 2022 Plan authorizes the issuance or delivery to participants of up to 475,000 shares of the Company's common stock pursuant to grants of restricted stock, restricted stock units, stock options, and non-qualified stock options. The 2022 Plan is administered by the Committee. At least 95% of the awards under the 2022 Plan will vest no earlier than one year after the grant date. The 2022 Plan was frozen such that no new awards would be granted under the 2022 Plan following receipt of shareholder approval of the LINKBANCORP, Inc. 2025 Equity Incentive Plan described within this footnote.

On May 22, 2025, the Company's shareholders approved the LINKBANCORP, Inc. 2025 Equity Incentive Plan (the "2025 Plan"). The 2025 Plan authorizes the issuance or delivery to participants of up to 1,100,000 shares of the Company's common stock pursuant to grants of restricted stock, restricted stock units, stock options, including incentive stock options and non-qualified stock options. The 2025 Plan is administered by the Committee. At least 95% of the awards under the 2025 Plan will vest no earlier than one year after the grant date.

The table below provides details of the Company's stock options at June 30, 2025.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2024	591,791	$9.10	6.0	$145
Granted	—	—	—	—
Expired/terminated	(18,600)	10.07	—
Exercised	(10,227)	5.49	—
Outstanding, June 30, 2025	562,964	$9.13	5.6	$94
Exercisable at period end	401,314	$9.71	4.5	$33

The exercise prices for options outstanding as of June 30, 2025 ranged from $6.08 to $12.00. The Company recognized compensation expense for options of $21 and $41 during the three and six months ended June 30, 2025 and $31 and $61 during the three and six months ended June 30, 2024, respectively.

The Company determined the expected life of the stock options using a simplified method approach allowed for basic share options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using the calculated value method of an option pricing model that substitutes the historical volatility of an appropriate industry sector index for the expected volatility.

The table below provides details of the Company's restricted stock activity at June 30, 2025.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2024	393,083	$6.40
Restricted stock units granted	203,400	6.90
Expired/terminated	(800)
Vested	(58,380)
Outstanding, June 30, 2025	537,303	$6.57

The Company recognized stock-based compensation expense related to restricted shares of $273 and $629 for the three and six months ended June 30, 2025 and $187 and $359 for the three and six months ended June 30, 2024, respectively.

At June 30, 2025, the total unrecognized stock-based compensation costs totaled $3,014 and $262 for restricted stock and stock options, respectively. These expenses will be recognized ratably as expense through May 2029.

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of June 30, 2025 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance. As of June 30, 2025, there were 1,537,484 warrants outstanding with a strike price of $10 and an intrinsic value of $0.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of June 30, 2025, the Bank has met all capital adequacy requirements to which it is subject.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents actual and required capital ratios as of June 30, 2025 and December 31, 2024 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	June 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$307,222	12.43%	$282,736	11.55%
For capital adequacy purposes	197,757	8.00	195,914	8.00
To be well capitalized	247,196	10.00	244,892	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$284,441	11.51%	$263,058	10.74%
For capital adequacy purposes	148,318	6.00	146,935	6.00
To be well capitalized	197,757	8.00	195,914	8.00
Common equity
(to risk-weighted assets)
Actual	$284,441	11.51%	$263,058	10.74%
For capital adequacy purposes	111,238	4.50	110,201	4.50
To be well capitalized	160,678	6.50	159,180	6.50
Tier 1 capital
(to average assets)
Actual	$284,441	10.34%	$263,058	9.49%
For capital adequacy purposes	110,056	4.00	110,867	4.00
To be well capitalized	137,569	5.00	138,584	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2025 and December 31, 2024, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of June 30, 2025 and December 31, 2024, the Company has an allowance for credit losses for off-balance sheet instruments of

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

$2,057 and $1,857, respectively, included within the liabilities section of the balance sheet. The corresponding provision for credit losses for both the three and six months ended June 30, 2025 was $200. The provision for credit losses for the three and six months ended June 30, 2024 was $120 and $220, respectively.

At June 30, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	June 30, 2025	December 31, 2024
Unfunded commitments under lines of credit:
Home equity loans	$92,338	$97,677
Commercial real estate, construction, and land development	142,773	161,551
Commercial and industrial	317,228	353,078
Total	$552,339	$612,306

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

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except share and per share data)	2025	2024	2025	2024
Net income	$7,387	$5,804	$22,730	$11,530
Basic weighted average common shares outstanding	37,136,851	36,970,768	37,122,883	36,966,371
Net effect of dilutive stock options and warrants	2,957	2,353	3,787	4,637
Net effect of dilutive restricted stock awards and units	104,200	67,627	105,169	71,888
Diluted weighted average common shares outstanding	37,244,008	37,040,748	37,231,839	37,042,896
Net income per common share:
Basic	$0.20	$0.16	$0.61	$0.31
Diluted	$0.20	$0.16	$0.61	$0.31

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	14,814	24,961	14,914	117,191
Warrants	—	—	—	—
Restricted Stock Awards and Units	333,903	384,724	336,903	384,724
Total dilutive securities	348,717	409,685	351,817	501,915

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	548,200	599,000	548,100	506,500
Warrants	1,537,484	1,537,484	1,537,484	1,537,484
Restricted Stock Awards and Units	203,400	120,000	200,400	120,000
Total anti-dilutive securities	2,289,084	2,256,484	2,285,984	2,163,984

12. DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2025, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amount reclassified to interest expense was $198 and $396 for the three and six months ended June 30, 2025. Comparatively, the amount reclassified to interest expense for three and six months ended June 30, 2024 were $387 and $773, respectively. Over the next 12 months, the Company estimates that an additional $382 will be reclassified as a reduction to interest expense.

The Company recorded $144 and $1,654 within other assets on the Consolidated Balance Sheets, which represented the fair value of this derivative at June 30, 2025 and December 31, 2024, respectively.

13. SEGMENT INFORMATION

The Company's reportable segment is determined by the Chief Executive Officer who is the designated chief operating decision maker, based upon information about the Company's banking products and services offered. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of the various components of the business, such as branches and products offered, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's reportable segment and in determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate products pricing and significant expenses to assess performance and return on assets. The chief operating decision maker uses consolidated net income to benchmark to Company against its competitors. The benchmarking analysis is coupled with the monitoring of budget to actual results are used in assessment performance and in establishing compensation. Interest income on loans and investments primarily provide the revenues in the banking segment. Interest expense on deposits and borrowings, provisions for credit losses, and payroll provide significant expenses in the banking operations.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of segment totals to the financials.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Interest Income	$39,326	$39,449	$79,468	$78,224

Reconciliation of revenue
Other revenues	2,933	1,858	16,190	3,587
Total consolidated revenues	$42,259	$41,307	$95,658	$81,811

Interest Expense	14,377	14,965	28,688	28,856
Segment net interest income and noninterest income	$27,882	$26,342	$66,970	$52,955

Provision for credit losses	344	—	572	40
Salaries and employee benefits	10,252	9,941	21,408	21,059
Other Expenses	9,899	10,597	22,260	20,326
Consolidated net income	$7,387	$5,804	$22,730	$11,530

Other segment disclosures
Gain on sale of branches	$—	$—	$11,093	$—
Interest income	$39,326	$39,449	$79,468	$78,224
Interest expense	$14,377	$14,965	$28,688	$28,856
Depreciation	$406	$514	$823	$1,012
Amortization of intangible assets	$1,083	$1,204	$2,167	$2,411

Other significant noncash items:
Provision for credit loss	$344	$—	$572	$40

Total consolidated assets were $2.89 billion and $2.88 billion at June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s unaudited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Sale of New Jersey Solutions Centers
•
Financial Highlights
•
Comparison of Financial Condition at June 30, 2025 and December 31, 2024
•
Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024.
•
Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024.
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

Financial Highlights

The following is a summary of the financial highlights as of and for the three and six months ended June 30, 2025:

•
Quarterly Net Income and Net Income Per Share - Net income was $7.4 million for the three months ended June 30, 2025, a $1.6 million increase from the same period in 2024 and a $8.0 million decrease from the three months ended March 31, 2025 ("Linked Quarter"). Diluted earnings per share was $0.20 for the three months ended June 30, 2025, compared to $0.16 per diluted share for the comparable period in 2024.
•
Net Interest Income - Net interest income before provision for credit losses increased $465 thousand or 1.90% for the three months ended June 30, 2025 compared to the same period in 2024. Net interest margin for the second quarter of 2025 was 3.80%, representing a three basis points decrease over the same period in 2024. Compared to the Linked Quarter, net interest income before provision for credit losses decreased $882 thousand and net interest margin decreased 14 basis points.
•
Sale of New Jersey Solutions Centers - The Company successfully executed the sale of the New Jersey operations of the Bank which resulted in an after-tax gain of approximately $8.7 million, recorded within noninterest income.

See the sections below for a complete analysis of the results of operations for the three and six months ended June 30, 2025.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets at June 30, 2025, were $2.89 billion, an increase of $7.8 million, or 0.27%, from $2.88 billion at December 31, 2024. The increase in total assets was primarily due to an increase in net loans receivable of $102.6 million, from $2.23 billion at December 31, 2024 to $2.33 billion at June 30, 2025 and an increase of securities available-for-sale of $24.0 million, from $145.6 million at December 31, 2024 to $169.6 million at June 30, 2025. These increases were nearly offset by a decrease in assets held for sale of $94.1 million and cash and cash equivalents which decreased $11.0 million from $166.1 million at December 31, 2024 to $155.1 million at June 30, 2025.

Cash and cash equivalents decreased $11.0 million, or 6.63%, from $166.1 million at December 31, 2024 to $155.1 million at June 30, 2025. The decrease was primarily due to:

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $102.8 million;
•
Purchase of investment securities available for sale of $31.9 million;
•
Repayment of short-term borrowings of $10.0 million; and
•
Dividends paid of $5.6 million.

Primary Cash Inflows

•
Net increase in deposits of $88.8 million;
•
Proceeds from the New Jersey Branch Sale of $26.2 million;
•
Net cash from investment securities (calls, maturities, and principal repayments) of $14.1 million; and
•
Cash from operating activities of $8.8 million.

Securities available-for-sale increased $24.0 million during the six months ended June 30, 2025, with a balance of $169.6 million at June 30, 2025 and $145.6 million as of December 31, 2024. The increase was primarily due to purchases of investment securities of $31.9 million and an increase in the fair value of our securities of $1.2 million as a result of changes in market interest rates. The increase was partially offset by principal repayments totaling $8.9 million.

Securities held to maturity decreased $4.7 million, or 14.9%, to $26.8 million at June 30, 2025 from $31.5 million at December 31, 2024. This decrease was the result of a maturity of $3.0 million and other principal repayments of $1.7 million.

Net loans receivable increased during the six months ended June 30, 2025 as shown in the table below:

(dollars in thousands)	June 30, 2025	December 31, 2024	Change	%
Agriculture loans	$61,996	$67,741	$(5,745)	(8.48)%
Construction loans	140,976	152,619	(11,643)	(7.63)
Commercial loans	259,877	245,833	14,044	5.71
Commercial real estate loans
Multifamily	231,469	211,778	19,691	9.30
Owner occupied	502,515	477,742	24,773	5.19
Non-owner occupied	681,521	628,237	53,284	8.48
Residential real estate loans
First liens	375,879	373,469	2,410	0.65
Second liens and lines of credit	81,194	76,713	4,481	5.84
Consumer and other loans	17,525	17,086	439	2.57
Municipal loans	2,917	3,886	(969)	(24.94)
Total Loans	2,355,869	2,255,104	100,765	4.47
Deferred costs	740	645	95	14.73
Allowance for credit losses	(24,651)	(26,435)	(1,784)	(6.75)
Total	$2,331,958	$2,229,314	102,644	4.60%

The above table does not include loans that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

Commercial real estate loans increased $97.7 million during the six months ended June 30, 2025. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $134.0 million partially offset by net loan repayment activity. Commercial loans increased $14.0 million from December 31, 2024, resulting from $26.5 million in balances on newly originated loans offset by net loan repayments on existing loans. Construction loans decreased $11.6 million during the first six months of 2025 primarily due to paydowns on existing loans of $35.4 million and $15.6 million in projects completed and moved into other loan segments. These decreases were partially offset by originations of $14.8 million and draws on existing loans of $21.3 million.

The allowance for credit losses-loans decreased $1.8 million from $26.4 million at December 31, 2024 to $24.7 million at June 30, 2025. The primary driver of the decreased allowance was a $2.0 million charge-off due to the sale of a PCD loan (see table below), partially offset by provision for loan losses of $355 thousand during the six months ended June 30, 2025. Refer to Note 4 within the unaudited Consolidated Financial Statements for further information.

Resolution of PCD Loan:
(dollars in thousands)
Original principal outstanding at acquisition	$3,948
PCD specific reserve established	(2,289)
Net book value of PCD loan	1,659
Cash received upon payoff of PCD loan	1,930
Net reduction of PCD reserve at loan sale	(271)
Net reversal of PCD specific reserve	$(2,018)

At June 30, 2025, non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $21.9 million or 0.93% of total gross loans. This compares to $17.2 million of non-performing loans at December 31, 2024, which equated to 0.76% of total gross loans. The increase in non-accrual loans was primarily due to one commercial and industrial loan with carrying value of $5.8 million put on non-accrual during the six months ended June 30, 2025. The Company obtained an appraisal of the underlying collateral but no specific reserve was required as of June 30, 2025. Our allowance for credit losses for loans totaled $24.7 million at June 30, 2025 and represented 1.05% of our total gross loans, compared to $26.4 million or 1.17% of our total gross loans at December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had no other real estate owned.

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

At June 30, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 342.91% of total risk based capital, a decrease compared to 365.65% at December 31, 2024, primarily due to the New Jersey Branch Sale. Construction, land and land development loans represented 45.88% of total risk based capital at June 30, 2025 compared to 55.97% at December 31, 2024. These percentages of non-owner-occupied commercial real estate loans to total risk based capital, and construction loans to total risk based capital were calculated using total loans in accordance with prevailing regulatory guidance. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, and loan-to-value ratios. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At June 30, 2025 and December 31, 2024, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Deposits grew by $95.8 million, or 4.1%, to $2.46 billion at June 30, 2025 from $2.36 billion at December 31, 2024. Changes in the deposit types are presented in the table below:

(in thousands)	June 30, 2025	December 31, 2024	Change	%
Demand, noninterest-bearing	$646,654	$658,646	$(11,992)	(1.8)%
Demand, interest-bearing	576,050	525,173	50,877	9.7
Money market and savings	580,143	540,030	40,113	7.4
Time deposits, $250,000 and over	177,897	164,901	12,996	7.9
Time deposits, other	400,665	368,217	32,448	8.8
Brokered deposits	75,000	103,615	(28,615)	(27.6)
Total deposits	$2,456,409	$2,360,582	$95,827	4.1%

The above table does not include deposits that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The increase of $38.9 million in demand deposits during the first six months of 2025 was primarily the result of new accounts opened during the first six months of 2025, primarily interest-bearing, partially offset by net decreases in existing account balances, with new accounts contributing approximately $70.0 million to the total balance at June 30, 2025. New accounts opened during the first six months of 2025 also explained the growth in money market and savings accounts, contributing $65.3 million to the overall balance growth of $40.1 million.

The increase of $45.4 million in total time deposits during the first six months of 2025 was primarily the result of new account openings during the first three months of the year, partially offset by decreases in account balances, with new accounts contributing approximately $105.3 million to the total balance at June 30, 2025.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $893.8 million, or 36.4% of total deposits and $807.5 million, or 34.7% of total deposits at June 30, 2025 and December 31, 2024, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of June 30, 2025 and December 31, 2024, the total uninsured deposits includes $40.8 million and $44.2 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At both June 30, 2025 and December 31, 2024, long-term borrowings consisted of $40.0 million in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its overnight borrowings with a lower cost, $40 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

At June 30, 2025 and December 31, 2024, short term FHLB advances were $0 and $10 million, respectively.

During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of June 30, 2025 contained $75 million of one-month maturity brokered deposits that matured in July 2025. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

Subordinated debt with a carrying value of $20.1 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or beginning October 1, 2025.

Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date.

Subordinated notes with carrying value of $22.2 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year until maturity in April 2028. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year until it became redeemable on July 1, 2025. Subsequent to becoming redeemable, it will bear interest at a variable rate of 90 days SOFR plus 590 basis points.

Total shareholders’ equity increased by $17.8 million, or 6.34%, to $298.0 million at June 30, 2025 from $280.2 million at December 31, 2024. The increase was primarily attributable to net income of $22.7 million for the first six months ended June 30, 2025. This increase was partially offset by dividends of $5.6 million for the six months ended June 30, 2025.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

General: Net income was $7.4 million for the three months ended June 30, 2025, or $0.20 per diluted share, an increase of $1.6 million compared to net income of $5.8 million, or $0.16 per diluted share, for the three months ended June 30, 2024.

The increase in net income for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 was primarily the result of an increase in noninterest income of $1.1 million, a decrease in interest expense of $588 thousand, and a decrease in noninterest expense of $835 thousand. Offsetting the increase in net income was a decrease in interest and dividend income of $123 thousand for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

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

	For the Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$114,315	$1,097	3.85%	$121,340	$1,395	4.62%
Securities
Taxable (1)	152,185	1,819	4.79%	125,885	1,592	5.09%
Tax-Exempt	42,688	478	4.49%	41,776	443	4.26%
Total Securities	194,873	2,297	4.73%	167,661	2,035	4.88%
Total Cash Equiv. and Investments	309,188	3,394	4.40%	289,001	3,430	4.77%
Total Loans (3)	2,324,897	36,032	6.22%	2,280,041	36,112	6.37%
Total Interest-Earning Assets	2,634,085	39,426	6.00%	2,569,042	39,542	6.19%
Other Assets	183,156			212,097
Total Assets	$2,817,241			$2,781,139
Interest bearing demand	$547,177	$3,207	2.35%	$446,109	$2,457	2.22%
Money market demand	553,294	3,099	2.25%	581,223	3,271	2.26%
Time deposits	609,322	6,161	4.06%	642,919	7,343	4.59%
Total Borrowings (4)	152,668	1,910	5.02%	151,596	1,894	5.02%
Total Interest-Bearing Liabilities	1,862,461	14,377	3.10%	1,821,847	14,965	3.30%
Non Int Bearing Deposits	628,962			657,939
Total Cost of Funds	$2,491,423	$14,377	2.31%	$2,479,786	$14,965	2.43%
Other Liabilities	30,815			31,519
Total Liabilities	$2,522,238			$2,511,305
Shareholders' Equity	$295,003			$269,834
Total Liabilities & Shareholders' Equity	$2,817,241			$2,781,139
Net Interest Income/Spread (FTE)		25,049	2.90%		24,577	2.89%
Tax-Equivalent Basis Adjustment		(100)			(93)
Net Interest Income		$24,949			$24,484
Net Interest Margin			3.80%			3.83%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $196 thousand and $387 thousand during the three months ended June 30, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended June 30, 2025 vs. 2024 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(217)	$(81)	$(298)
Securities
Taxable	(114)	341	227
Tax-Exempt	25	10	35
Total Securities	(89)	351	262
Total Loans	(792)	712	(80)
Total Interest-Earning Assets	(1,098)	982	(116)
Interest Expense:
Interest bearing demand	177	573	750
Money market demand	(14)	(158)	(172)
Time deposits	(798)	(384)	(1,182)
Total Borrowings	—	16	16
Total Interest-Bearing Liabilities	(635)	47	(588)
Change in Net Interest Income	$(463)	$935	$472

Net Interest Income: Net interest income increased $465 thousand, or 1.90% to $24.9 million for the three months ended June 30, 2025, compared to $24.5 million for the three months ended June 30, 2024. The increase can be mostly attributed to a decrease in the average rate paid on interest bearing liabilities. The increase was offset by a decrease in the average yield of loans. The net interest margin decreased three basis points to 3.80% for the three months ended June 30, 2025 from 3.83% for the three months ended June 30, 2024.

Interest Income: Interest income decreased to $39.3 million for the three months ended June 30, 2025, compared to $39.4 million for the three months ended June 30, 2024 primarily due to a decrease in interest income on total loans as a result of a decrease in the average yield of loans. The decrease in the average yield of interest earning assets which decreased 19 basis points to 6.00% for the three months ended June 30, 2025 compared to 6.19% for the comparable period in 2024 contributed $1.1 million to the decrease in interest income. The decrease in the average yield of loans which decreased 15 basis points on an annualized basis to 6.22% for the three months ended June 30, 2025 as compared to the same period in 2024 contributed $792 thousand to the decrease in interest income. This decrease was offset by an increase in the average balance on loans which increased $44.9 million from $2.28 billion for the three months ended June 30, 2024 to $2.32 billion for the three months ended June 30, 2025. In general, the lower average yield on the loan portfolio can be attributable to the amount of income recognized from the amortization of net loan discounts. Amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans contributed $2.6 million to the increase in interest income during the three months ended June 30, 2025 compared to $3.6 million for the second quarter of 2024. Overall the average yield of interest earning assets decreased 19 basis points on an annualized basis to 6.00% for the three months ended June 30, 2025 as compared to the same period in 2024.

Interest Expense: Interest expense decreased by $588 thousand, or 3.93%, to $14.4 million for the three months ended June 30, 2025, compared to $15.0 million for the three months ended June 30, 2024. The decrease in interest expense was primarily due to the decrease in the average rate paid on interest bearing liabilities, which decreased 20 basis points on an annualized basis to 3.10% for the three months ended June 30, 2025 compared to 3.30% for the three months ended June 30, 2024. The decrease in interest expense was partially offset by an increase in the average balance on interest bearing liabilities. The average balance on interest-bearing liabilities increased $40.6 million from $1.82 billion for the three months ended June 30, 2024 to $1.86 billion for the three months ended June 30, 2025. Amortization, including the sale of three solution centers and regular amortization, of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $135 thousand to the increase in interest expense during the three months ended June 30, 2025 compared to amortization of $591 thousand during the second quarter of 2024. Interest expense on borrowings was reduced by $133 thousand and $387 thousand during the second quarters of 2025 and 2024, respectively, due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $344 thousand for the three months ended June 30, 2025, compared to a provision of $0 for the three months ended June 30, 2024. The majority of the provision for credit losses was attributable to an increase in the allowance for credit losses on unfunded commitments at June 30, 2025 when compared to June 30, 2024.

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

Non-interest Income: Non-interest income increased by $1.1 million to $2.9 million for the three months ended June 30, 2025, from $1.9 million recognized during the same period in 2024. The increase was primarily due to a gain on sale of a building and an increase in service charges on deposit accounts.

Non-interest Expense: Non-interest expense decreased $835 thousand, or 4.42%, to $18.1 million for the three months ended June 30, 2025 from $18.9 million for the three months ended June 30, 2024. The decrease was largely due to: (1) a decrease of $615 thousand in merger and restructuring expenses; (2) a decrease of $251 thousand in occupancy expenses as a result of branch consolidations; and (3) a decrease of $121 thousand in amortization of intangible assets. These decreases were partially offset by an increase of $311 thousand in salaries and benefits, and a decrease of $254 thousand in other expenses mostly related to a decrease in Bank shares tax. The Bank shares tax decrease is the result of both a change in our apportionment factors for the Pennsylvania bank shares tax and an adjustment related to Pennsylvania EITC tax credits. This decrease was offset by an increase in charitable donations.

Income Tax Expense: Income tax expense for the three months ended June 30, 2025 totaled $2.1 million compared to an income tax expense of $1.6 million for the same period in 2024 as a result of an increase in income before income tax expense. The income tax expense recognized for the three months ended June 30, 2025 and 2024 was the direct result of our net income adjusted for tax free income. We recognized an income tax expense for the three months ended June 30, 2025 and 2024 at an effective tax rate of 22.0%. As a result of the Partners Merger, the Company has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21% in some periods.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

General: Net income was $22.7 million for the six months ended June 30, 2025, or $0.61 per diluted share, an increase of $11.2 million compared to net income of $11.5 million, or $0.31 per diluted share, for the six months ended June 30, 2024.

The increase in net income for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 was primarily the result of an increase in noninterest income of $12.6 million and an increase in interest and dividend income of $1.2 million. Offsetting the increase in net income was an increase in the provision for credit losses of $532 thousand, and an increase in income tax expense of $2.7 million.

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

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$113,957	$2,069	3.66%	$102,471	$2,293	4.50%
Securities
Taxable (1)	147,952	3,568	4.86%	121,333	2,983	4.94%
Tax-Exempt	43,240	959	4.47%	42,344	900	4.27%
Total Securities	191,192	4,527	4.77%	163,677	3,883	4.77%
Total Cash Equiv. and Investments	305,149	6,596	4.36%	266,148	6,176	4.67%
Total Loans (3)(4)	2,340,413	73,073	6.30%	2,263,595	72,237	6.42%
Total Interest-Earning Assets	2,645,562	79,669	6.07%	2,529,743	78,413	6.23%
Other Assets	191,799			211,138
Total Assets	$2,837,361			$2,740,881
Interest bearing demand(5)	$546,906	$6,255	2.31%	$437,011	$4,400	2.02%
Money market demand(5)	557,551	6,036	2.18%	584,121	6,445	2.22%
Time deposits(5)	621,040	12,533	4.07%	628,616	14,073	4.50%
Total Borrowings (6)	151,269	3,864	5.15%	144,509	3,938	5.48%
Total Interest-Bearing Liabilities	1,876,766	28,688	3.08%	1,794,257	28,856	3.23%
Non Int Bearing Deposits(5)	640,730			646,728
Total Cost of Funds	$2,517,496	$28,688	2.30%	$2,440,985	$28,856	2.38%
Other Liabilities	30,368			31,360
Total Liabilities	$2,547,864			$2,472,345
Shareholders' Equity	$289,497			$268,536
Total Liabilities & Shareholders' Equity	$2,837,361			$2,740,881
Net Interest Income/Spread (FTE)		50,981	2.99%		49,557	3.00%
Tax-Equivalent Basis Adjustment		(201)			(189)
Net Interest Income		$50,780			$49,368
Net Interest Margin			3.87%			3.92%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $396 thousand and $773 thousand during the six months ended June 30, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2025 vs. 2024 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(480)	$256	$(224)
Securities
Taxable	(59)	644	585
Tax-Exempt	40	19	59
Total Securities	(19)	663	644
Total Loans	(1,393)	2,229	836
Total Interest-Earning Assets	(1,892)	3,148	1,256
Interest Expense:
Interest bearing demand	786	1,069	1,855
Money market demand	(111)	(298)	(409)
Time deposits	(1,371)	(169)	(1,540)
Total Borrowings	(258)	184	(74)
Total Interest-Bearing Liabilities	(954)	786	(168)
Change in Net Interest Income	$(938)	$2,362	$1,424

Net Interest Income: Net interest income increased by $1.4 million, or 2.86%, to $50.8 million for the six months ended June 30, 2025, compared to $49.4 million for the six months ended June 30, 2024. The increase can be mostly attributed to higher average balances in loans and a decrease in interest expense resulting from a decrease in the average rate paid on interest bearing liabilities. The net interest margin decreased five basis points to 3.87% for the six months ended June 30, 2025 from 3.92% for the six months ended June 30, 2024.

Interest Income: Interest income increased $1.2 million to $79.5 million for the six months ended June 30, 2025, compared to $78.2 million for the six months ended June 30, 2024 primarily due to an increase in interest income on loans as a result of the growth in the average balance of loans. The growth in the average balance of interest earning assets which increased $115.8 million to $2.65 billion for the six months ended June 30, 2025 compared to $2.53 billion for the comparable period in 2024 contributed $3.1 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $76.8 million to $2.34 billion for the six months ended June 30, 2025 as compared to the same period in 2024 contributed $2.2 million to the increase in interest income. This growth was partially offset by a decrease in the average yield on loans which decreased 12 basis points on an annualized basis from 6.42% for the six months ended June 30, 2024 to 6.30% for the six months ended June 30, 2025. In general, the lower average yield on the loan portfolio can be attributable to the amount of income recognized from the amortization of net loan discounts. Amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans contributed $6.0 million to the increase in interest income during the six months ended June 30, 2025 compared to $8.1 million for the first half of 2024. Overall the average yield of interest earning assets decreased 16 basis points on an annualized basis to 6.07% for the six months ended June 30, 2025 as compared to the same period in 2024.

Interest Expense: Interest expense decreased by $168 thousand, or 0.58%, to $28.7 million for the six months ended June 30, 2025, compared to $28.9 million for the six months ended June 30, 2024. The decrease in interest expense was primarily due to the decrease in the interest rate paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities decreased 15 basis points on an annualized basis from 3.23% for the six months ended June 30, 2024 to 3.08% for the six months ended June 30, 2025. The decrease in the interest rate paid was partially offset by an increase in the average balance of interest bearing liabilities, which increased $82.5 million to $1.88 billion for the six months ended June 30, 2025 compared to $1.79 billion for the six months ended June 30, 2024. Amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $299 thousand to interest expense during the six months ended June 30, 2025 compared to amortization of $1.6 million during the first six months of 2024. Interest expense on borrowings was reduced by $396 thousand and $773 thousand during the first six months of 2025 and 2024 respectively, due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $572 thousand for the six months ended June 30, 2025, compared to a provision of $40 thousand for the six months ended June 30, 2024. The majority of the provision for credit losses can be attributable to an increase in forecasted losses on loans at June 30, 2025 when compared to June 30, 2024.

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

Non-interest Income: Non-interest income increased by $12.6 million to $16.2 million for the six months ended June 30, 2025, from $3.6 million recognized during the same period in 2024. The increase was primarily due to the gain on the New Jersey Branch Sale of $11.1 million and an increase of $472 thousand in service charges on deposit accounts.

Non-interest Expense: Non-interest expense decreased $427 thousand, or 1.12%, to $37.7 million for the six months ended June 30, 2025 from $38.2 million for the six months ended June 30, 2024. The decrease was largely due to: (1) a decrease of $630 thousand in merger and restructuring expenses; (2) a decrease in occupancy expenses of $365 thousand as a result of branch consolidations; and (3) a decrease of $321 thousand in professional fees.

Income Tax Expense: Income tax expense for the six months ended June 30, 2025 totaled $5.9 million compared to an income tax expense of $3.2 million for the same period in 2024 as a result of an increase in income before income tax expense. The income tax expense recognized for the six months ended June 30, 2025 and 2024 was the direct result of our net income adjusted for tax free income and non-deductible merger and branch sale related expenses. We recognized an income tax expense for the six months ended June 30, 2025 at an effective tax rate of 20.7%. As a result of the Partners Merger, the Company has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21% in some periods. This is compared to income tax expense for the six months ended June 30, 2024 which resulted in an effective tax rate of 21.9% which is more than our federal statutory rate of 21%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of June 30, 2025, totaled $606.8 million, or 92.3% of our certificates of deposit, and 24.7% of total deposits. Of these certificates of deposit, $75.0 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, approximately 13.2% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At June 30, 2025, the Company had $40.0 million in outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $715.3 million.

In addition to our available borrowing capacity at the FHLB, the Company has lines of credit with multiple financial institutions that provide an available $77.0 million of additional liquidity at June 30, 2025. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $23.6 million at June 30, 2025.

The following table shows the Company's available liquidity at June 30, 2025.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$755,311	$40,000	$715,311
Federal Reserve Bank Discount Window	23,576	—	23,576
Correspondent Banks	77,000	—	77,000
Total	$855,887	$40,000	$815,887

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2025 and December 31, 2024, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the unaudited Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 10 within the Notes to the unaudited Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

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

Changes in the Federal Open Market Committee (the "FOMC") median forecasted year over year U.S. civilian unemployment rate, the year over year change in U.S. GDP, and S&P/Case-Shiller U.S. National Home Price Index ("HPI") could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. An immediate "shock" or increase of 25% in the FOMC's projected rate of U.S. civilian unemployment, a decrease of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% decrease in the HPI would increase the model's total calculated allowance by approximately $5.3 million, or 21.4%, to $29.9 million as of June 30, 2025, assuming qualitative adjustments are kept at current levels. An immediate decrease of 25% in the FOMC's projected rate of U.S. civilian unemployment, an increase of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% increase in the HPI would decrease the model's total calculated allowance by approximately $3.9 million, or 15.8%, to $20.8 million as of June 30, 2025, assuming qualitative adjustments are kept at current levels. While management's current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.2 to Form 10-K, filed March 31, 2025

3.3	Amended and Restated Bylaws

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2025

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)