Form 10-Q
period 2025-09-30
LINKBANCORP, Inc.
filed 2025-11-07
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date: 37,455,648 shares as of November 3, 2025.

LINKBANCORP, Inc.

FORM 10-Q

1

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$15,321	$13,834
Interest-bearing deposits with other institutions	178,832	152,266
Cash and cash equivalents	194,153	166,100
Securities available for sale, at fair value	267,930	145,590
Securities held to maturity (Fair value of $26,024 and $30,284, respectively)	26,982	31,967
Less: Allowance for credit losses - securities	(387)	(459)
Securities held to maturity, net	26,595	31,508
Loans receivable	2,456,977	2,255,749
Less: Allowance for credit losses - loans	(25,342)	(26,435)
Net loans	2,431,635	2,229,314
Investments in restricted bank stock	4,791	5,209
Premises and equipment, net	15,822	18,029
Right-of-Use Asset – Premises	15,632	14,913
Bank-owned life insurance	53,263	52,079
Goodwill	58,806	58,806
Other intangible assets, net	16,407	20,955
Deferred tax asset	15,003	18,866
Assets held for sale	—	94,146
Accrued interest receivable and other assets	22,334	23,263
TOTAL ASSETS	$3,122,371	$2,878,778
LIABILITIES
Deposits:
Demand, noninterest bearing	$640,100	$658,646
Interest bearing	2,027,999	1,701,936
Total deposits	2,668,099	2,360,582
Long-term borrowings	40,000	40,000
Short-term borrowings	—	10,000
Note payable	—	565
Subordinated debt	62,255	61,984
Lease liabilities	15,965	15,666
Allowance for credit losses - unfunded commitments	2,157	1,857
Liabilities held for sale	—	93,777
Accrued interest payable and other liabilities	28,438	14,126
TOTAL LIABILITIES	2,816,914	2,598,557
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS’ EQUITY
Preferred stock (At September 30, 2025 and December 31, 2024: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At September 30, 2025 and December 31, 2024: $0.01 par value; 50,000,000 shares authorized; 37,447,026 and 37,370,917 shares issued and outstanding, respectively.)	370	370
Surplus	265,637	264,449
Retained earnings	42,157	19,947
Accumulated other comprehensive loss	(2,707)	(4,545)
TOTAL SHAREHOLDERS' EQUITY	305,457	280,221
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,122,371	$2,878,778

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$37,755	$36,856	$110,828	$109,093
Investment securities:
Taxable	2,089	1,683	5,657	4,666
Exempt from federal income tax	287	359	1,045	1,069
Other	1,893	1,296	3,962	3,590
Total interest and dividend income	42,024	40,194	121,492	118,418
INTEREST EXPENSE
Deposits	13,677	13,292	38,501	38,210
Other borrowings	950	949	2,867	2,967
Subordinated debt	1,011	972	2,958	2,892
Total interest expense	15,638	15,213	44,326	44,069
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	26,386	24,981	77,166	74,349
Provision for credit losses	1,003	84	1,575	125
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,383	24,897	75,591	74,224
NONINTEREST INCOME
Service charges on deposit accounts	1,120	1,052	3,237	2,697
Bank-owned life insurance	463	430	1,327	1,199
Net realized gains on the sales of debt securities	—	—	—	4
Gain on sale of loans	157	138	361	200
Gain on sale of branches	—	—	11,093	—
Other	1,065	1,060	2,977	2,167
Total noninterest income	2,805	2,680	18,995	6,267
NONINTEREST EXPENSE
Salaries and employee benefits	10,513	9,855	31,921	30,914
Occupancy	1,356	1,440	4,128	4,577
Equipment and data processing	2,063	1,640	6,158	5,290
Professional fees	593	763	1,808	2,299
FDIC insurance and supervisory fees	439	812	1,575	1,709
Intangible amortization	1,083	1,205	3,250	3,615
Merger & restructuring expenses	—	171	57	858
Advertising	128	163	448	505
Other	1,996	2,403	6,549	6,834
Total noninterest expense	18,171	18,452	55,894	56,601
Income before income tax expense	10,017	9,125	38,692	23,890
Income tax expense	2,178	2,030	8,123	5,265
NET INCOME	$7,839	$7,095	$30,569	$18,625
EARNINGS PER SHARE, BASIC	$0.21	$0.19	$0.82	$0.50
EARNINGS PER SHARE, DILUTED	$0.21	$0.19	$0.82	$0.50
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	37,192,313	36,983,637	37,146,280	36,972,127
DILUTED	37,335,646	37,090,111	37,257,831	37,061,512

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In Thousands)
Net income	$7,839	$7,095	$30,569	$18,625
Components of other comprehensive income (loss):
Unrealized gain on available-for-sale securities	2,724	4,058	3,945	2,086
Tax effect	(572)	(854)	(828)	(440)
Net of tax amount	2,152	3,204	3,117	1,646

Unrealized gain (loss) on cash flow hedges	29	(1,952)	(1,085)	320
Adjustment for amounts reclassified into net income	(138)	(383)	(534)	(1,156)
Tax effect	22	490	340	176
Net of tax amount	(87)	(1,845)	(1,279)	(660)

Total other comprehensive income	2,065	1,359	1,838	986
Total comprehensive income	$9,904	$8,454	$32,407	$19,611

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2025	37,441,879	$370	$265,293	$37,107	$(4,772)	$297,998
Net income	—	—	—	7,839	—	7,839
Dividends declared ($0.075 per share)	—	—	—	(2,789)	—	(2,789)
Employee stock purchase plan	7,194	—	50	—	—	50
Issuance of common stock including proceeds from exercise of common stock compensation plans	250	—	2	—	—	2
Retirement of restricted shares	(2,297)	—	(59)	—	—	(59)
Stock compensation amortization	—	—	351	—	—	351
Other comprehensive income	—	—	—	—	2,065	2,065
Balance, September 30, 2025	37,447,026	$370	$265,637	$42,157	$(2,707)	$305,457

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2024	37,356,278	$370	$263,795	$10,826	$(3,582)	$271,409
Net income	—	—	—	7,095	—	7,095
Dividends declared ($0.075 per share)	—	—	—	(2,774)	—	(2,774)
Employee stock purchase plan	7,641	—	44	—	—	44
Stock compensation amortization	—	—	220	—	—	220
Retirement of restricted shares	(2,359)	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,359	1,359
Balance, September 30, 2024	37,361,560	$370	$264,059	$15,147	$(2,223)	$277,353

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2024	37,370,917	$370	$264,449	$19,947	$(4,545)	$280,221
Net income	—	—	—	30,569	—	30,569
Dividends declared ($0.225 per share)	—	—	—	(8,359)	—	(8,359)
Employee stock purchase plan	22,211	—	151	—	—	151
Issuance of common stock including proceeds from exercise of common stock compensation plans(1)	56,195	—	75	—	—	75
Retirement of restricted shares	(2,297)	—	(59)	—	—	(59)
Stock compensation amortization	—	—	1,021	—	—	1,021
Other comprehensive income	—	—	—	—	1,838	1,838
Balance, September 30, 2025	37,447,026	$370	$265,637	$42,157	$(2,707)	$305,457

(1)Issuance of common stock includes 10,477 stock options and 45,718 restricted stock units which is net of shares held for tax purposes.

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	18,625	—	18,625	—	18,625
Dividends declared ($0.225 per share)	—	—	—	(8,321)	—	(8,321)	—	(8,321)
Exercise of stock options	1,777	—	11	—	—	11	—	11
Employee stock purchase plan	21,442	1	98	—	—	99	—	99
Stock compensation amortization	—	—	640	—	—	640	—	640
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Retirement of restricted shares	(2,359)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	986	986	—	986
Balance, September 30, 2024	37,361,560	$370	$264,059	$15,147	$(2,223)	$277,353	$—	$277,353

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(In Thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$30,569	$18,625
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of branches	(11,093)	—
Provision for credit losses	1,575	125
Depreciation	1,231	1,472
Amortization of intangible assets	3,250	3,615
Accretion of discounts, net	(8,098)	(8,796)
Origination of loans to be sold	(14,787)	(6,722)
Proceeds from loan sales	15,148	6,922
Gain on sale of loans	(361)	(200)
Share-based and deferred compensation	1,671	1,338
Bank-owned life insurance income	(1,327)	(1,199)
Gain on sale of debt securities, available for sale	—	(4)
Change in accrued interest receivable and other assets	(1,758)	3,062
Change in accrued interest payable and other liabilities	16,873	1,458
Other, net	(477)	(113)
Net cash provided by operating activities	32,416	19,583

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	1,691
Proceeds from calls and maturities	2,430	8,375
Proceeds from principal repayments	13,919	8,920
Purchases	(134,274)	(50,379)
Investment securities held to maturity:
Proceeds from principal repayments	5,017	2,137
Purchase of restricted investment in bank stocks	(9,063)	(13,131)
Redemption of restricted investment in bank stocks	9,481	12,192
Increase in loans, net	(200,873)	(65,137)
Purchase of bank-owned life insurance	—	(1,600)
Payment of death benefit under bank owned life insurance	143	—
Cash paid to buy-out minority interest	—	(483)
Proceeds from disposal of premises and equipment	1,326	2,310
Purchase of premises and equipment	(877)	(1,389)
Proceeds from sale of branches, net	26,194	—
Net cash used in investing activities	(286,577)	(96,494)

FINANCING ACTIVITIES
Increase in deposits, net	300,347	166,164
Change in short-term borrowings, net	(10,000)	(10,000)
Proceeds from long-term borrowings	—	40,000
Issuance of shares from exercise of stock options	75	11
Dividends paid	(8,359)	(8,321)
Net proceeds from issuance of common stock	151	99
Net cash provided by financing activities	282,214	187,953
Increase in cash and cash equivalents	28,053	111,042
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	166,100	80,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,153	$191,232

See accompanying notes to the unaudited consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$44,010	$43,056
Income taxes	$10,439	$10,184
Reclassification of New Jersey branch loans from portfolio loans to assets held-for-sale, net	$—	$10,839
Reclassification of New Jersey branch assets to assets held-for-sale, net	$—	$197
Reclassification of New Jersey branch deposits to liabilities held-for-sale, net	$—	$(5,549)
Reclassification of New Jersey branch liabilities to liabilities held-for-sale, net	$—	$(159)

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

Under the Agreement, AHFCU acquired $105.0 million in loans, $2.1 million in fixed assets, and $87.1 million in deposits. The total deposit premium paid by AHFCU was 7% or $6.2 million. With respect to acquired loans, AHFCU paid an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. Unamortized loan discounts of $6.7 million were taken into income which was included within the gain on sale. Core deposit

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

intangibles of $1.3 million were written off and included within the gain on sale. AHFCU paid book value for fixed assets, real estate, and other assets located at the owned branches. The Transaction resulted in an after-tax gain, net of transaction costs, of approximately $8.7 million.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2025 for items that should potentially be recognized or disclosed in these unaudited condensed consolidated financial statements. The evaluation was conducted through the date these unaudited condensed consolidated financial statements were issued.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses and accounting for business combinations.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance, however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to Internal-Use Software (Subtopic 350-40), which updates the guidance on accounting for internal-use software. The new standard simplifies the rules for when software development costs can be capitalized by removing references to prescriptive and sequential software development project stages and instead requires an entity to capitalize software costs when the project is authorized and has committed funding, and the software completion is probable and used to perform the function intended. It also incorporates guidance for website development and requires the same disclosures as other long-lived assets. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance, however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) which refines the scope of derivative accounting under ASC 815. The update aims to reduce complexity and better align accounting with the economic substance of certain contracts by excluding from derivative accounting certain contracts based on the operations or activities of one of the parties to the contract. The amendments are effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the guidance, however, the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	September 30, 2025
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$11,257	$324	$(2)	$—	$11,579
Obligations of state and political subdivisions	50,731	87	(2,848)	—	47,970
Mortgage-backed securities in government-sponsored entities	209,168	1,178	(2,298)	—	208,048
Other securities	341	—	(8)	—	333
	$271,497	$1,589	$(5,156)	$—	$267,930

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$12,250	$—	$(651)	$11,599	$(387)
Structured mortgage-backed securities	14,732	5	(312)	14,425	—
	$26,982	$5	$(963)	$26,024	$(387)

	December 31, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,017	$96	$(40)	$—	$13,073
Obligations of state and political subdivisions	51,254	10	(4,063)	—	47,201
Mortgage-backed securities in government-sponsored entities	88,289	61	(3,567)	—	84,783
Other securities	542	—	(9)	—	533
	$153,102	$167	$(7,679)	$—	$145,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,250	$—	$(984)	$14,266	$(459)
Structured mortgage-backed securities	16,717	6	(705)	16,018	—
	$31,967	$6	$(1,689)	$30,284	$(459)

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the Company's debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	September 30, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$1,998	$(2)	$—	$—	$1,998	$(2)
Obligations of state and political subdivisions	4,003	(65)	32,096	(2,783)	36,099	(2,848)
Mortgage-backed securities in government-sponsored entities	75,716	(488)	33,303	(1,810)	109,019	(2,298)
Other securities	—	—	333	(8)	333	(8)
	$81,717	$(555)	$65,732	$(4,601)	$147,449	$(5,156)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$3,960	$(40)	$—	$—	$3,960	$(40)
Obligations of state and political subdivisions	11,433	(273)	34,345	(3,790)	45,778	(4,063)
Mortgage-backed securities in government-sponsored entities	45,629	(902)	29,877	(2,665)	75,506	(3,567)
Other securities	—	—	533	(9)	533	(9)
	$61,022	$(1,215)	$64,755	$(6,464)	$125,777	$(7,679)

No allowance for credit losses on available for sale debt securities was needed at September 30, 2025 or December 31, 2024. The Company reviews its position quarterly and believes that as of September 30, 2025 and December 31, 2024, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 181 and 210 available for sale debt securities with unrealized losses at September 30, 2025 and December 31, 2024, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

that are not expected to result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $1,183 at September 30, 2025 and is excluded from the estimate of credit losses.

There were nine and ten held to maturity debt securities with unrealized losses at September 30, 2025 and December 31, 2024, respectively.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis.

The following tables present the activity in the allowance for credit losses for corporate debentures held to maturity for the three and nine months ended September 30, 2025 and 2024.

For the Three Months Ended September 30,
(in Thousands)	2025
Balance, June 30, 2025	$475
Changes in the allowance for credit losses	(88)
Balance, September 30, 2025	$387

For the Three Months Ended September 30,
(in Thousands)	2024
Balance, June 30, 2024	$502
Changes in the allowance for credit losses	(31)
Balance, September 30, 2024	$471

For the Nine Months Ended September 30,
(in Thousands)	2025
Balance, December 31, 2024	$459
Changes in the allowance for credit losses	(72)
Balance, September 30, 2025	$387

For the Nine Months Ended September 30,
(in Thousands)	2024
Balance, December 31, 2023	$512
Credit to allowance for credit losses	(41)
Balance, September 30, 2024	$471

Accrued interest receivable on held-to-maturity debt securities totaled $165 at September 30, 2025 which is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

As of September 30, 2025, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,191	$1,197	$—	$—
Due after one year through five years	16,823	16,786	3,000	2,855
Due after five years through ten years	19,347	19,118	9,250	8,744
Due after ten years	24,627	22,448	—	—
Mortgage-backed securities and Collateralized mortgage obligations	209,168	208,048	14,732	14,425
Other securities	341	333	—	—
	$271,497	$267,930	$26,982	$26,024

The following tables summarize sales of debt securities for the three and nine months ended September 30, 2024. There were no sales of debt securities for the three and nine months ended September 30, 2025.

For the Three Months Ended September 30,
(In Thousands)	2024
Proceeds	$—
Gross gains	—
Gross losses	—
Net gains (losses)	$—

For the Nine Months Ended September 30,
(In Thousands)	2024
Proceeds	$1,691
Gross gains	4
Gross losses	—
Net gains (losses)	$4

The tax provision related to these realized gains and losses was approximately $1 as of the nine months ended September 30, 2024.

The Company had pledged debt securities with a carrying value of $55,778 and $57,852 to secure public deposits and certain borrowing capacity as of September 30, 2025 and December 31, 2024, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

3.
LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	September 30, 2025	December 31, 2024
Agriculture and farmland loans	$62,098	$67,741
Construction loans	155,542	152,619
Commercial & industrial loans	266,765	245,833
Commercial real estate loans
Multifamily	236,534	211,778
Owner occupied	522,674	477,742
Non-owner occupied	730,740	628,237
Residential real estate loans
First liens	377,226	373,469
Second liens and lines of credit	84,395	76,713
Consumer and other loans	17,645	17,086
Municipal loans	2,816	3,886
	2,456,435	2,255,104
Deferred costs	542	645
Allowance for credit losses	(25,342)	(26,435)
Total	$2,431,635	$2,229,314

The above table does not include loans that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, and Delaware. A significant portion of the loan portfolio is secured by real estate.

At September 30, 2025 and December 31, 2024 the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $313 and $585, respectively.

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

Construction loans are to finance the construction of owner-occupied and income producing properties. These loans are categorized within commercial or one-to-four family residential loans based upon the underlying collateral and intended use following the completion of the construction period. Construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Construction loan funds are disbursed periodically based on the percentage of construction or development completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. The

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

Residential real estate loans are underwritten based on the borrower’s repayment capacity and source, value of the underlying property, the borrower's credit history, and stability. These loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property).

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover loan losses inherent in the loan portfolio at September 30, 2025 and December 31, 2024.

Accrued interest receivable on loans totaled $9,037 and $8,714 at September 30, 2025 and December 31, 2024, respectively, and was reported within accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables summarize the activity in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2025 and 2024.

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended September 30, 2025
Allowance for credit losses:
Agriculture and farmland	$9	$—	$—	$3	$12
Construction	1,478	(8)	1	601	2,072
Commercial & industrial	4,242	(300)	1	(199)	3,744
Commercial real estate
Multifamily	1,879	—	—	233	2,112
Owner occupied	5,763	—	1	(18)	5,746
Non-owner occupied	6,724	—	—	343	7,067
Residential real estate
First liens	3,227	—	4	(14)	3,217
Second liens and lines of credit	1,188	—	—	28	1,216
Municipal	37	—	—	4	41
Consumer	104	—	1	10	115
Total	$24,651	$(308)	$8	$991	$25,342

	Beginning balance	Charge-offs	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Three Months Ended September 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$12
Construction	1,841	—	1	(537)	1,305
Commercial & industrial	3,435	—	37	(368)	3,104
Commercial real estate
Multifamily	1,914	—	—	263	2,177
Owner occupied	5,882	(23)	—	148	6,007
Non-owner occupied	8,026	—	—	730	8,756
Residential real estate
First liens	4,047	—	6	(285)	3,768
Second liens and lines of credit	977	—	3	119	1,099
Municipal	64	—	—	1	65
Consumer	91	—	4	154	249
Total	$26,289	$(23)	$51	$225	$26,542

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Beginning balance	Charge-offs	Charge-offs on PCD Acquired Loans	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Nine Months Ended September 30, 2025
Allowance for credit losses:
Agriculture and farmland	$11	$—	$—	$—	$1	$12
Construction	893	(8)	—	4	1,183	2,072
Commercial & industrial	4,093	(374)	—	4	21	3,744
Commercial real estate
Multifamily	1,805	—	—	—	307	2,112
Owner occupied	5,611	—	—	2	133	5,746
Non-owner occupied	9,345	(35)	(2,018)	—	(225)	7,067
Residential real estate
First liens	3,395	(4)	—	14	(188)	3,217
Second liens and lines of credit	1,154	—	—	1	61	1,216
Municipal	48	—	—	—	(7)	41
Consumer	80	(29)		2	62	115
Total	$26,435	$(450)	$(2,018)	$27	$1,348	$25,342

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Nine Months Ended September 30, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$—	$12
Construction	959	—	3	—	343	1,305
Commercial & industrial	2,940	(10)	46	—	128	3,104
Commercial real estate
Multifamily	1,483	—	2	—	692	2,177
Owner occupied	6,572	(29)	1	—	(537)	6,007
Non-owner occupied	5,773	(54)	5	2,300	732	8,756
Residential real estate
First liens	4,778	—	19	—	(1,029)	3,768
Second liens and lines of credit	1,072	—	12	—	15	1,099
Municipal	79	—	—	—	(14)	65
Consumer	99	(25)	8	—	167	249
Total	$23,767	$(118)	$96	$2,300	$497	$26,542

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present the amortized cost basis of nonaccrual loans and loans past due 90 days or greater and still accruing by segments of the loan portfolio:

	As of September 30, 2025
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$353	$—	$353	$478
Construction	354	146	500	—
Commercial & industrial	6,098	407	6,505	15
Commercial real estate
Multifamily	512	—	512	—
Owner occupied	8,504	944	9,448	—
Non-owner occupied	2,754	—	2,754	—
Residential real estate
First liens	3,591	—	3,591	—
Second liens and lines of credit	448	—	448	23
Municipal	—	—	—	—
Consumer	—	—	—	—
Total	$22,614	$1,497	$24,111	$516

	December 31, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	9	—	9	157
Commercial & industrial	125	7	132	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	6,171	3,581	9,752	—
Non-owner occupied	398	3,931	4,329	—
Residential real estate
First liens	1,975	—	1,975	289
Second liens and lines of credit	482	—	482	—
Municipal	—	—	—	—
Consumer	—	—	—	48
Total	$9,160	$7,519	$16,679	$494

The Company recognized $162 and $479 of interest income on nonaccrual loans during the three and nine months ended September 30, 2025, respectively, and $79 and $530 for the three and nine months ended September 30, 2024, respectively.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$353	$—	$—	$353
Construction	500	—	—	500
Commercial & industrial loans	5,867	638	—	6,505
Commercial real estate loans
Multifamily	512	—	—	512
Owner occupied	9,448	—	—	9,448
Non-owner occupied	2,754	—	—	2,754
Residential real estate loans
First liens	3,591	—	—	3,591
Second liens and lines of credit	448	—	—	448
Municipal	—	—	—	—
Consumer	—	—	—	—
	$23,473	$638	$—	$24,111

	December 31, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	9	—	—	9
Commercial & industrial loans	—	132	—	132
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,752	—	—	9,752
Non-owner occupied	4,329	—	—	4,329
Residential real estate loans
First liens	1,975	—	—	1,975
Second liens and lines of credit	482	—	—	482
Municipal	—	—	—	—
Consumer	—	—	—	—
	$16,547	$132	$—	$16,679

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following tables present an aging analysis of the recorded investment of past due loans at September 30, 2025 and December 31, 2024.

	September 30, 2025
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$110	$196	$478	$784	$61,314	$62,098
Construction	—	146	354	500	155,042	155,542
Commercial & industrial	376	9	6,529	6,914	259,851	266,765
Commercial real estate
Multifamily	—	512	—	512	236,022	236,534
Owner occupied	669	484	9,448	10,601	512,073	522,674
Non-owner occupied	93	—	250	343	730,397	730,740
Residential real estate
First liens	1,311	421	388	2,120	375,106	377,226
Second liens and lines of credit	131	108	276	515	83,880	84,395
Municipal	—	—	—	—	2,816	2,816
Consumer	166	—	—	166	17,479	17,645
Total	$2,856	$1,876	$17,723	$22,455	$2,433,980	$2,456,435

	December 31, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$23	$—	$—	$23	$67,718	$67,741
Construction	197	—	166	363	152,256	152,619
Commercial & industrial	41	—	90	131	245,702	245,833
Commercial real estate
Multifamily	314	—	—	314	211,464	211,778
Owner occupied	334	660	8,768	9,762	467,980	477,742
Non-owner occupied	—	—	398	398	627,839	628,237
Residential real estate
First liens	686	317	1,220	2,223	371,246	373,469
Second liens and lines of credit	191	119	276	586	76,127	76,713
Municipal	—	—	—	—	3,886	3,886
Consumer	7	1	48	56	17,030	17,086
Total	$1,793	$1,097	$10,966	$13,856	$2,241,248	$2,255,104

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2025 and December 31, 2024. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of September 30, 2025.

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$2,672	$10,273	$986	$13,188	$7,997	$22,323	$3,413	$—	$60,852
Special mention	—	—	—	—	—	175	240	—	415
Substandard or lower	—	—	—	—	—	831	—	—	831
Total Agriculture and farmland	$2,672	$10,273	$986	$13,188	$7,997	$23,329	$3,653	$—	$62,098
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	37,341	45,444	28,555	16,536	13,166	5,101	4,610	4,289	155,042
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	500	—	—	—	—	—	500
Total Construction	37,341	45,444	29,055	16,536	13,166	5,101	4,610	4,289	155,542
Construction
Current period gross charge-offs	—	—	—	—	—	8	—	—	8
Commercial & industrial
Pass	28,497	39,049	19,018	13,888	14,701	9,368	129,932	24	254,477
Special mention	—	—	—	—	56	—	642	—	698
Substandard or lower	—	—	15	4,746	—	239	6,590	—	11,590
Total Commercial & industrial	28,497	39,049	19,033	18,634	14,757	9,607	137,164	24	266,765
Commercial & industrial
Current period gross charge-offs	—	74	—	300	—	—	—	—	374
Commercial real estate - Multifamily
Pass	34,422	32,695	17,631	74,693	41,976	27,721	441	—	229,579
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	309	3,082	2,878	686	—	—	6,955
Total Commercial real estate - Multifamily	34,422	32,695	17,940	77,775	44,854	28,407	441	—	236,534
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	80,475	52,771	46,475	94,392	79,756	136,440	14,798	—	505,107
Special mention	—	—	3,039	356	1,896	945	298	—	6,534
Substandard or lower	—	669	—	7,315	587	2,462	—	—	11,033
Total Commercial real estate - Owner occupied	80,475	53,440	49,514	102,063	82,239	139,847	15,096	—	522,674
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	146,164	71,036	54,407	180,887	103,320	147,623	11,805	—	715,242
Special mention	4,776	—	1,002	—	1,341	4,949	—	—	12,068
Substandard or lower	—	676	—	—	—	2,754	—	—	3,430
Total Commercial real estate - Non-owner occupied	150,940	71,712	55,409	180,887	104,661	155,326	11,805	—	730,740
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	2,018	35	—	—	2,053
Municipal
Pass	50	60	251	—	303	2,059	93	—	2,816
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Municipal	50	60	251	—	303	2,059	93	—	2,816
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$329,621	$251,328	$167,323	$393,584	$261,219	$350,635	$165,092	$4,313	$1,923,115
Special mention	4,776	—	4,041	356	3,293	6,069	1,180	—	19,715
Substandard or lower	—	1,345	824	15,143	3,465	6,972	6,590	—	34,339
Total	$334,397	$252,673	$172,188	$409,083	$267,977	$363,676	$172,862	$4,313	$1,977,169

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company monitors small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will evaluate credit quality based on

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$39,508	$24,911	$43,201	$80,510	$73,187	$98,099	$14,219	$—	$373,635
Nonperforming	—	—	—	—	300	3,291	—	—	3,591
Total Residential real estate - First liens	$39,508	$24,911	$43,201	$80,510	$73,487	$101,390	$14,219	$—	$377,226
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	4	—	—	4
Residential real estate - Second liens and lines of credit
Performing	441	2,669	1,478	410	170	1,049	77,688	19	83,924
Nonperforming	—	—	—	—	23	205	243	—	471
Total Residential real estate - Second liens and lines of credit	441	2,669	1,478	410	193	1,254	77,931	19	84,395
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	4,544	1,749	3,076	2,295	71	89	5,821	—	17,645
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer and other	4,544	1,749	3,076	2,295	71	89	5,821	—	17,645
Consumer and other
Current period gross charge-offs	—	10	7	5	—	7	—	—	29
Total
Performing	$44,493	$29,329	$47,755	$83,215	$73,428	$99,237	$97,728	$19	$475,204
Nonperforming	—	—	—	—	323	3,496	243	—	4,062
Total	$44,493	$29,329	$47,755	$83,215	$73,751	$102,733	$97,971	$19	$479,266

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

For the nine months ended September 30, 2025, the Company provided an interest rate reduction, payment delay, and term extension to an Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At September 30, 2025, the amortized cost basis of the loan was $633 and the borrower is performing in accordance with the modified terms.

For the nine months ended September 30, 2025, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At September 30, 2025, the amortized cost basis of the loan was $2,994 and the borrower is performing in accordance with the modified terms.

During the nine months ended September 30, 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. During the second quarter of 2025, this loan was sold to an outside investor.

The Company has not committed to lend any additional funds at both September 30, 2025 and December 31, 2024 to the borrowers noted above.

Sale of Purchase Credit Deteriorated Loan

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

During the second quarter of 2025, the Company sold a Non Owner Occupied Commercial Real Estate loan that had been identified as purchase credit deteriorated and at December 31, 2024, required an individual reserve of $2,311 within the allowance for credit losses. The resulting charge to the allowance for credit losses during the second quarter of 2025 due to the sale of this non-accrual loan was $2,018.

5.
DEPOSITS

Deposit accounts are summarized as follows:

	September 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$640,100	23.99%	$658,646	27.89%
Demand, interest-bearing	677,496	25.39	525,173	22.25
Money market and savings	656,727	24.61	540,030	22.88
Time deposits, $250 and over	201,648	7.56	164,901	6.99
Time deposits, other	417,128	15.64	368,217	15.60
Brokered time deposits	75,000	2.81	103,615	4.39
	$2,668,099	100.0%	$2,360,582	100.0%

The above table does not include deposits that are held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The brokered deposits outstanding at September 30, 2025 mature in the fourth quarter of 2025.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

6.
BORROWINGS

Borrowings and subordinated debt were as follows:

(in Thousands)	September 30, 2025	December 31, 2024
Long-term borrowings	$40,000	$40,000
Short-term borrowings	—	10,000
Note payable	—	565
Subordinated debt	62,255	61,984
Total	$102,255	$112,549

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $19,987. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term SOFR plus a spread of 475 basis points, but no less than 5.0%. The Company may redeem the Merger Subordinated Notes, in whole or in part, on or after October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Gratz Merger Subordinated Notes are intended to qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $22,268 with one tranche having a face value of $4,500 and the other with face value of $18,100. The first tranche that has a face value of $4,500 bears interest at a fixed rate of 6.875%. This tranche matures in April 2028.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The Subordinated Notes are intended to qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board.

Borrowings - FHLB

The Company had $40,000 in long-term FHLB Advances outstanding at both September 30, 2025 and December 31, 2024. The FHLB Advance has a fixed rate of 4.827% and will mature on February 20, 2026.

The Company had $0 and $10,000 in short-term FHLB Advances outstanding as of September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $712,927.

Available Lines of Credit

The Company and Bank have available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77,000 at September 30, 2025. There were no borrowings under these lines of credit at September 30, 2025 and December 31, 2024. The Company has available credit at the Federal Reserve Bank's Discount Window of approximately $23,371 at September 30, 2025.

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At September 30, 2025		At December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$194,153	$194,153	$166,100	$166,100
Securities held to maturity, net of allowance for credit losses (Level 2)	26,595	26,024	31,508	30,284
Loans, net of allowance for credit losses (Level 3)	2,431,635	2,456,233	2,229,314	2,231,057
Accrued interest receivable (Level 1)	10,567	10,567	9,870	9,870
Restricted investments in bank stock (Level 1)	4,791	4,791	5,209	5,209
Cash surrender value of life insurance (Level 1)	53,263	53,263	52,079	52,079
Financial liabilities:
Non-maturity deposits (Level 1)	1,974,323	1,974,323	1,723,849	1,723,849
Time Deposits (Level 3)	693,776	693,186	636,733	634,875
Long-term borrowings (Level 3)	40,000	40,149	40,000	40,256
Short-term borrowings (Level 1)	—	—	10,000	10,000
Note payable (Level 3)	—	—	565	565
Subordinated Notes (Level 3)	62,255	61,423	61,984	60,251
Accrued interest payable (Level 1)	2,181	2,181	1,865	1,865

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	September 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$11,579	$—	$11,579
Obligations of state and political subdivisions	—	47,970	—	47,970
Mortgage backed securities in government-sponsored entities	—	208,048	—	208,048
Other securities	—	333	—	333
Total	$—	$267,930	$—	$267,930

Derivative	$—	$—	$35	$35

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$13,073	$—	$13,073
Obligations of state and political subdivisions	—	47,201	—	47,201
Mortgage backed securities in government-sponsored entities	—	84,783	—	84,783
Other securities	—	533	—	533
Total	$—	$145,590	$—	$145,590

Derivative	$—	$—	$1,654	$1,654

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2025 and December 31, 2024 are presented in the table below.

	September 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$25,987	$25,987

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$21,519	$21,519

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	September 30, 2025
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$25,987	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$21,519	Appraisal of collateral	(1)	Liquidation expenses	10%

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

The table below provides details of the Company's stock options at September 30, 2025.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2024	591,791	$9.10	6.0	$145
Granted	—	—	—	—
Expired/terminated	(29,200)	10.25	—
Exercised	(10,477)	5.53	—
Outstanding, September 30, 2025	552,114	$9.11	5.4	$98
Exercisable at period end	401,814	$9.61	4.4	$27

The exercise prices for options outstanding as of September 30, 2025 ranged from $6.08 to $12.00. The Company recognized compensation expense for options of $20 and $61 during the three and nine months ended September 30, 2025 and $33 and $96 during the three and nine months ended September 30, 2024, respectively.

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

The table below provides details of the Company's restricted stock activity at September 30, 2025.

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2024	393,083	$6.40
Restricted stock units granted	203,400	6.90
Expired/terminated	(1,467)
Vested	(73,980)
Outstanding, September 30, 2025	521,036	$6.55

The Company recognized stock-based compensation expense related to restricted shares of $356 and $985 for the three and nine months ended September 30, 2025 and $331 and $960 for the three and nine months ended September 30, 2024, respectively.

At September 30, 2025, the total unrecognized stock-based compensation costs totaled $2,653 and $236 for restricted stock and stock options, respectively. These expenses will be recognized ratably as expense through August 2029.

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of September 30, 2025 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance. As of September 30, 2025, there were 1,537,484 warrants outstanding with a strike price of $10 and an intrinsic value of $0.

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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of September 30, 2025, the Bank has met all capital adequacy requirements to which it is subject.

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

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following table presents actual and required capital ratios as of September 30, 2025 and December 31, 2024 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

	September 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$313,713	12.31%	$282,736	11.55%
For capital adequacy purposes	203,872	8.00	195,914	8.00
To be well capitalized	254,839	10.00	244,892	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$290,271	11.39%	$263,058	10.74%
For capital adequacy purposes	152,904	6.00	146,935	6.00
To be well capitalized	203,872	8.00	195,914	8.00
Common equity
(to risk-weighted assets)
Actual	$290,271	11.39%	$263,058	10.74%
For capital adequacy purposes	114,678	4.50	110,201	4.50
To be well capitalized	165,646	6.50	159,180	6.50
Tier 1 capital
(to average assets)
Actual	$290,271	9.95%	$263,058	9.49%
For capital adequacy purposes	116,644	4.00	110,867	4.00
To be well capitalized	145,805	5.00	138,584	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2025 and December 31, 2024, the Bank had not elected to be subject to the alternative framework.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of September 30, 2025 and December 31, 2024, the Company has an allowance for credit losses for off-balance sheet instruments

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

of $2,157 and $1,857, respectively, included within the liabilities section of the balance sheet. The corresponding provision for credit losses for the three and nine months ended September 30, 2025 was $100 and $300, respectively. The provision for credit losses for the three and nine months ended September 30, 2024 was $110 and $331, respectively.

At September 30, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	September 30, 2025	December 31, 2024
Unfunded commitments under lines of credit:
Home equity loans	$94,719	$97,677
Commercial real estate, construction, and land development	148,046	161,551
Commercial and industrial	325,105	353,078
Total	$567,870	$612,306

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

11.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except share and per share data)	2025	2024	2025	2024
Net income	$7,839	$7,095	$30,569	$18,625
Basic weighted average common shares outstanding	37,192,313	36,983,637	37,146,280	36,972,127
Net effect of dilutive stock options and warrants	2,409	2,734	3,370	4,380
Net effect of dilutive restricted stock awards and units	140,924	103,740	108,181	85,005
Diluted weighted average common shares outstanding	37,335,646	37,090,111	37,257,831	37,061,512
Net income per common share:
Basic	$0.21	$0.19	$0.82	$0.50
Diluted	$0.21	$0.19	$0.82	$0.50

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share in the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	14,914	24,691	14,914	116,191
Warrants	—	—	—	—
Restricted Stock Awards and Units	521,036	487,324	320,636	487,324
Total dilutive securities	535,950	512,015	335,550	603,515

LINKBANCORP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

[In Thousands, Except Share Data]

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	537,200	585,700	537,200	494,200
Warrants	1,537,484	1,537,484	1,537,484	1,537,484
Restricted Stock Awards and Units	—	—	200,400	—
Total anti-dilutive securities	2,074,684	2,123,184	2,275,084	2,031,684

12. DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2025, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amount reclassified to interest expense was $138 and $534 for the three and nine months ended September 30, 2025. Comparatively, the amount reclassified to interest expense for three and nine months ended September 30, 2024 were $383 and $1,156, respectively. Over the next 12 months, the Company estimates that an additional $221 will be reclassified as a reduction to interest expense.

The Company recorded $35 and $1,654 within other assets on the Consolidated Balance Sheets, which represented the fair value of this derivative at September 30, 2025 and December 31, 2024, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Interest Income	$42,024	$40,194	$121,492	$118,418

Reconciliation of revenue
Other revenues	2,805	2,680	18,995	6,267
Total consolidated revenues	$44,829	$42,874	$140,487	$124,685

Interest Expense	15,638	15,213	44,326	44,069
Segment net interest income and noninterest income	$29,191	$27,661	$96,161	$80,616

Provision for credit losses	1,003	84	1,575	125
Salaries and employee benefits	10,513	9,855	31,921	30,914
Other Expenses	9,836	10,627	32,096	30,952
Consolidated net income	$7,839	$7,095	$30,569	$18,625

Other segment disclosures
Gain on sale of branches	$—	$—	$11,093	$—
Interest income	$42,024	$40,194	$121,492	$118,418
Interest expense	$15,638	$15,213	$44,326	$44,069
Depreciation	$408	$514	$1,231	$1,472
Amortization of intangible assets	$1,083	$1,205	$3,250	$3,615

Other significant noncash items:
Provision for credit loss	$1,003	$84	$1,575	$125

Total consolidated assets were $3.122 billion and $2.879 billion at September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s unaudited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Forward Looking Statements
•
Overview and Strategy
•
Sale of New Jersey Solutions Centers
•
Financial Highlights
•
Comparison of Financial Condition at September 30, 2025 and December 31, 2024
•
Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024.
•
Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024.
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
•
political instability or civil unrest, including the ramifications of the U.S. government shutdown;
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

Financial Highlights

The following is a summary of the financial highlights as of and for the three and nine months ended September 30, 2025:

•
Quarterly Net Income and Net Income Per Share - Net income was $7.8 million for the three months ended September 30, 2025, a $744 thousand increase from the same period in 2024 and a $452 thousand increase from the three months ended June 30, 2025 ("Linked Quarter"). Diluted earnings per share was $0.21 for the three months ended September 30, 2025, compared to $0.19 per diluted share for the comparable period in 2024.
•
Net Income and Net Income Per Share for the Nine Months Ended September 30 - Net income was $30.6 million for the nine months ended September 30, 2025, a $11.9 million increase from the same period in 2024. Diluted earnings per share was $0.82 for the nine months ended September 30, 2025 compared to $0.50 per diluted share for the comparable period in 2024.
•
Net Interest Income - Net interest income before provision for credit losses increased $1.4 million or 5.62% for the three months ended September 30, 2025 compared to the same period in 2024. Net interest margin for the third quarter of 2025 was 3.75%, representing a seven basis points decrease over the same period in 2024. Compared to the Linked Quarter, net interest income before provision for credit losses increased $1.4 million and net interest margin decreased five basis points.
•
Sale of New Jersey Solutions Centers - The Company successfully executed the sale of the New Jersey operations of the Bank which resulted in an after-tax gain of approximately $8.7 million, recorded within noninterest income.

See the sections below for a complete analysis of the results of operations for the three and nine months ended September 30, 2025.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets at September 30, 2025, were $3.12 billion, an increase of $243.6 million, or 8.46%, from $2.88 billion at December 31, 2024. The increase in total assets was primarily due to an increase in net loans receivable of $202.3 million, from $2.23 billion at December 31, 2024 to $2.43 billion at September 30, 2025 and an increase of securities available-for-sale of $122.3 million, from $145.6 million at December 31, 2024 to $267.9 million at September 30, 2025. These increases were partially offset by a decrease in assets held for sale of $94.1 million and net securities held to maturity which decreased $4.9 million from $31.5 million at December 31, 2024 to $26.6 million at September 30, 2025.

Cash and cash equivalents increased $28.1 million, or 16.89%, from $166.1 million at December 31, 2024 to $194.2 million at September 30, 2025. The increase was primarily due to:

Primary Cash Inflows

•
Net increase in deposits of $300.3 million;
•
Proceeds from the New Jersey Branch Sale of $26.2 million;
•
Net cash from investment securities (calls, maturities, and principal repayments) of $21.4 million; and
•
Cash from operating activities of $32.4 million.

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $200.9 million;
•
Purchase of investment securities available for sale of $134.3 million;
•
Repayment of short-term borrowings of $10.0 million; and
•
Dividends paid of $8.4 million.

Securities available-for-sale increased $122.3 million during the nine months ended September 30, 2025, with a balance of $267.9 million at September 30, 2025 and $145.6 million as of December 31, 2024. The increase was primarily due to purchases of investment securities of $134.3 million and an increase in the fair value of our securities of $3.9 million as a result of changes in market interest rates. The increase was partially offset by principal repayments totaling $13.9 million.

Securities held to maturity decreased $4.9 million, or 15.6%, to $26.6 million at September 30, 2025 from $31.5 million at December 31, 2024. This decrease was the result of a maturity of $3.0 million and other principal repayments of $2.0 million.

Net loans receivable increased during the nine months ended September 30, 2025 as shown in the table below:

(dollars in thousands)	September 30, 2025	December 31, 2024	Change	%
Agriculture loans	$62,098	$67,741	$(5,643)	(8.33)%
Construction loans	155,542	152,619	2,923	1.92
Commercial loans	266,765	245,833	20,932	8.51
Commercial real estate loans
Multifamily	236,534	211,778	24,756	11.69
Owner occupied	522,674	477,742	44,932	9.41
Non-owner occupied	730,740	628,237	102,503	16.32
Residential real estate loans
First liens	377,226	373,469	3,757	1.01
Second liens and lines of credit	84,395	76,713	7,682	10.01
Consumer and other loans	17,645	17,086	559	3.27
Municipal loans	2,816	3,886	(1,070)	(27.53)
Total Loans	2,456,435	2,255,104	201,331	8.93
Deferred costs	542	645	(103)	(15.97)
Allowance for credit losses	(25,342)	(26,435)	(1,093)	(4.13)
Total	$2,431,635	$2,229,314	202,321	9.08%

The above table does not include loans that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

Commercial real estate loans increased $172.2 million during the nine months ended September 30, 2025. This growth was not attributable to any one significant relationship and was primarily the result of current balances of new loan originations of $253.1 million partially offset by net loan repayment activity. Commercial loans increased $20.9 million from December 31, 2024, resulting from $39.4 million in balances on newly originated loans offset by net loan repayments on existing loans. Construction loans increased $2.9 million during the first nine months of 2025 primarily due to draws of existing loans of $32.1 million and new loan originations of $38.3 million. Payoffs and paydowns on construction loans existing at December 31, 2024 were $58.6 million and $16.1 million in construction loans were reclassified into other loan segments upon completion of construction.

The allowance for credit losses-loans decreased $1.1 million from $26.4 million at December 31, 2024 to $25.3 million at September 30, 2025. The primary driver of the decreased allowance was a $2.0 million charge-off due to the sale of a PCD loan (see table below), partially offset by provision for loan losses of $1.3 million during the nine months ended September 30, 2025. Refer to Note 4 within the unaudited Consolidated Financial Statements for further information.

Resolution of PCD Loan:
(dollars in thousands)
Original principal outstanding at acquisition	$3,948
PCD specific reserve established	(2,289)
Net book value of PCD loan	1,659
Cash received upon payoff of PCD loan	1,930
Net reduction of PCD reserve at loan sale	(271)
Net reversal of PCD specific reserve	$(2,018)

At September 30, 2025, non-performing loans, which is defined as non-accrual loans, and loans delinquent greater than 90 days and still accruing interest, was $24.6 million or 1.00% of total gross loans. This compares to $17.2 million of non-performing loans at December 31, 2024, which equated to 0.76% of total gross loans. The increase in non-accrual loans was primarily due to one commercial and industrial loan with carrying value of $5.9 million put on non-accrual during the nine months ended September 30, 2025. The Company obtained an appraisal of the underlying collateral and no specific reserve was required as of September 30, 2025. Our allowance for credit losses for loans totaled $25.3 million at September 30, 2025 and represented 1.03% of our total gross loans, compared to $26.4 million or 1.17% of our total gross loans at December 31, 2024. At both September 30, 2025 and December 31, 2024, the Company had no other real estate owned.

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

At September 30, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 357.68% of total risk based capital, a decrease compared to 365.65% at December 31, 2024, primarily due to the New Jersey Branch Sale. Construction, land and land development loans represented 49.56% of total risk based capital at September 30, 2025 compared to 55.97% at December 31, 2024. These percentages of non-owner-occupied commercial real estate loans to total risk based capital, and construction loans to total risk based capital were calculated using total loans in accordance with prevailing regulatory guidance. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, and loan-to-value ratios. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At September 30, 2025 and December 31, 2024, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Deposits grew by $307.5 million, or 13.0%, to $2.67 billion at September 30, 2025 from $2.36 billion at December 31, 2024. Changes in the deposit types are presented in the table below:

(in thousands)	September 30, 2025	December 31, 2024	Change	%
Demand, noninterest-bearing	$640,100	$658,646	$(18,546)	(2.8)%
Demand, interest-bearing	677,496	525,173	152,323	29.0
Money market and savings	656,727	540,030	116,697	21.6
Time deposits, $250,000 and over	201,648	164,901	36,747	22.3
Time deposits, other	417,128	368,217	48,911	13.3
Brokered deposits	75,000	103,615	(28,615)	(27.6)
Total deposits	$2,668,099	$2,360,582	$307,517	13.0%

The above table does not include deposits that were held for sale at December 31, 2024 related to the New Jersey Branch Sale.

The increase of $133.8 million in demand deposits during the first nine months of 2025 was primarily the result of new accounts opened during the first nine months of 2025, primarily interest-bearing, partially offset by net decreases in existing account balances, with new accounts contributing approximately $123.8 million to the total balance at September 30, 2025. New accounts opened during the first nine months of 2025 also explained the growth in money market and savings accounts, contributing $126.6 million to the overall balance growth of $116.7 million.

The increase of $85.7 million in total time deposits during the first nine months of 2025 was primarily the result of new account openings during the first nine months of the year, partially offset by decreases in account balances, with new accounts contributing approximately $163.1 million to the total balance at September 30, 2025.

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 were $1.01 billion, or 37.7% of total deposits and $807.5 million, or 34.7% of total deposits at September 30, 2025 and December 31, 2024, respectively. Total uninsured deposits are calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of September 30, 2025 and December 31, 2024, the total uninsured deposits includes $59.2 million and $44.2 million, respectively, of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio.

At both September 30, 2025 and December 31, 2024, long-term borrowings consisted of $40.0 million in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its overnight borrowings with a lower cost, $40 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

At September 30, 2025 and December 31, 2024, short term FHLB advances were $0 and $10 million, respectively.

During the second quarter of 2023, the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our time deposits balance as of September 30, 2025 included $75 million of one-month maturity brokered deposits that matured in October 2025. As part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May 2028.

Subordinated debt with a carrying value of $20.0 million was assumed as part of the Gratz Merger. These notes bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the SOFR. The notes have a term of ten years, with a maturity date of October 1, 2030. The notes are redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals after five years, or beginning October 1, 2025.

Additionally, on April 8, 2022, LINKBANCORP issued subordinated debt with a carrying value of $20.0 million. These notes bear interest at a fixed annual rate of 4.50% per year up to April 15, 2027 and then float to an index tied to the three-month SOFR, plus 203 basis points. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date.

Subordinated notes with total carrying value of $22.3 million were assumed in the Partners Merger with two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year until maturity in April 2028. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year until it became redeemable on July 1, 2025. Subsequent to becoming redeemable, it will bear interest at a variable rate of 90 days SOFR plus 590 basis points.

Total shareholders’ equity increased by $25.2 million, or 9.0%, to $305.5 million at September 30, 2025 from $280.2 million at December 31, 2024. The increase was primarily attributable to net income of $30.6 million for the nine months ended September 30, 2025. This increase was partially offset by dividends of $8.4 million for the nine months ended September 30, 2025.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

General: Net income was $7.8 million for the three months ended September 30, 2025, or $0.21 per diluted share, an increase of $744 thousand compared to net income of $7.1 million, or $0.19 per diluted share, for the three months ended September 30, 2024.

The increase in net income for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 was primarily the result of an increase in interest income of $1.8 million, an increase in noninterest income of $125 thousand, and a decrease in noninterest expense of $281 thousand. Offsetting the increase in net income was an increase in interest expense of $425 thousand and an increase in the provision for credit losses of $919 thousand for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$190,584	$1,893	3.94%	$114,383	$1,296	4.51%
Securities
Taxable (1)	162,865	2,089	5.09%	133,443	1,683	5.02%
Tax-Exempt	42,763	363	3.37%	42,800	453	4.21%
Total Securities	205,628	2,452	4.73%	176,243	2,136	4.82%
Total Cash Equiv. and Investments	396,212	4,345	4.35%	290,626	3,432	4.70%
Total Loans (3)	2,393,119	37,755	6.26%	2,313,228	36,856	6.34%
Total Interest-Earning Assets	2,789,331	42,100	5.99%	2,603,854	40,288	6.16%
Other Assets	194,442			208,407
Total Assets	$2,983,773			$2,812,261
Interest bearing demand	$592,572	$3,498	2.34%	$497,100	$2,902	2.32%
Money market demand	635,450	3,985	2.49%	580,766	3,396	2.33%
Time deposits	623,505	6,194	3.94%	613,402	6,993	4.54%
Total Borrowings (4)	153,493	1,961	5.07%	153,699	1,922	4.97%
Total Interest-Bearing Liabilities	2,005,020	15,638	3.09%	1,844,967	15,213	3.28%
Non Int Bearing Deposits	646,608			659,825
Total Cost of Funds	$2,651,628	$15,638	2.34%	$2,504,792	$15,213	2.42%
Other Liabilities	31,044			33,534
Total Liabilities	$2,682,672			$2,538,326
Shareholders' Equity	$301,101			$273,935
Total Liabilities & Shareholders' Equity	$2,983,773			$2,812,261
Net Interest Income/Spread (FTE)		26,462	2.90%		25,075	2.88%
Tax-Equivalent Basis Adjustment		(76)			(94)
Net Interest Income		$26,386			$24,981
Net Interest Margin			3.75%			3.82%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $138 thousand and $383 thousand during the three months ended September 30, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Three Months Ended September 30, 2025 vs. 2024 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(274)	$871	$597
Securities
Taxable	29	377	406
Tax-Exempt	(90)	0	(90)
Total Securities	(61)	377	316
Total Loans	(483)	1,382	899
Total Interest-Earning Assets	(818)	2,630	1,812
Interest Expense:
Interest bearing demand	30	566	596
Money market demand	256	333	589
Time deposits	(915)	116	(799)
Total Borrowings	42	(3)	39
Total Interest-Bearing Liabilities	(587)	1,012	425
Change in Net Interest Income	$(231)	$1,618	$1,387

Net Interest Income: Net interest income increased $1.4 million, or 5.62% to $26.4 million for the three months ended September 30, 2025, compared to $25.0 million for the three months ended September 30, 2024. The increase can be mostly attributed to an increase in the average balance on interest earning assets. The increase was partially offset by a decrease in the average yield on interest earning assets. The net interest margin decreased seven basis points to 3.75% for the three months ended September 30, 2025 from 3.82% for the three months ended September 30, 2024.

Interest Income: Interest income increased to $42.0 million for the three months ended September 30, 2025, compared to $40.2 million for the three months ended September 30, 2024 primarily due to an increase in interest income on total loans as a result of the growth in average loans. The growth in the average balance of interest earning assets which increased $185.5 million to $2.79 billion for the three months ended September 30, 2025 compared to $2.60 billion for the comparable period in 2024 contributed $2.6 million to the increase in interest income. The growth in the average balance of interest earning assets which was due primarily to the increase in the average balance of loans which increased $79.9 million to $2.39 billion for the three months ended September 30, 2025 as compared to the same period in 2024 contributed $1.4 million to the increase in interest income. This growth was partially offset by a decrease in the average yield on loans which decreased eight basis points on an annualized basis from 6.34% for the three months ended September 30, 2024 to 6.26% for the three months ended September 30, 2025. In general, the lower average yield on the loan portfolio can be attributable to the reduced amount of income recognized from the amortization of net loan discounts. Amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans primarily from the Partners Merger contributed $2.6 million to the increase in interest income during the three months ended September 30, 2025 compared to $3.3 million for the third quarter of 2024. Overall, the average yield on interest earnings assets decreased 17 basis points on an annualized basis to 5.99% for the three months ended September 30, 2025 as compared to the same period in 2024.

Interest Expense: Interest expense increased by $425 thousand, or 2.79%, to $15.6 million for the three months ended September 30, 2025, compared to $15.2 million for the three months ended September 30, 2024. The increase in interest expense was primarily due to the increase in the average balance of interest bearing liabilities, which increased $160.1 million to $2.0 billion for the three months ended September 30, 2025 compared to $1.84 billion for the three months ended September 30, 2024. The increase in interest expense was partially offset by a decrease in the interest rate paid on interest bearing liabilities. The average rate paid on interest-bearing liabilities decreased nineteen basis points from 3.28% for the three months ended September 30, 2024 to 3.09% for the three months ended September 30, 2025. Amortization, including the sale of three solution centers and regular amortization, of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $118 thousand to the increase in interest expense during the three months ended September 30, 2025 compared to amortization of $359 thousand during the third quarter of 2024. Interest expense on borrowings was reduced by $138 thousand and $383 thousand during the third quarters of 2025 and 2024, respectively, due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $1.0 million for the three months ended September 30, 2025, compared to a provision of $84 thousand for the three months ended September 30, 2024. The majority of the increase in the provision for credit losses was attributable to an increase in forecasted losses on loans and unfunded commitments for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

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

Non-interest Income: Non-interest income increased by $125 thousand to $2.8 million for the three months ended September 30, 2025, from $2.7 million recognized during the same period in 2024. The increase was primarily due to an increase of $68 thousand in service charges on deposit accounts and an increase of $33 thousand in income on bank-owned life insurance.

Non-interest Expense: Non-interest expense decreased $281 thousand, or 1.52%, to $18.2 million for the three months ended September 30, 2025 from $18.5 million for the three months ended September 30, 2024. The decrease was largely due to: (1) a decrease of $407 thousand in other expenses across several categories with no category making up the majority of the decrease; (2) a decrease of $373 thousand in FDIC insurance and supervisory fees; and (3) a decrease of $171 thousand in merger and restructuring expenses.

Income Tax Expense: Income tax expense for the three months ended September 30, 2025 totaled $2.2 million compared to an income tax expense of $2.0 million for the same period in 2024 as a result of an increase in income before income tax expense. The income tax expense recognized for the three months ended September 30, 2025 and 2024 was the direct result of our net income adjusted for tax free income. We recognized an income tax expense for the three months ended September 30, 2025 at an effective tax rate of 21.7%. As a result of the Partners Merger, the Company has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is compared to income tax expense for the three months ended September 30, 2024, which resulted in an effective tax rate of 22.2% which is more than our federal statutory rate of 21%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

General: Net income was $30.6 million for the nine months ended September 30, 2025, or $0.82 per diluted share, an increase of $11.9 million compared to net income of $18.7 million, or $0.50 per diluted share, for the nine months ended September 30, 2024.

The increase in net income for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 was primarily the result of an increase in noninterest income of $12.7 million and an increase in interest and dividend income of $3.1 million. Offsetting the increase in net income was an increase in the provision for credit losses of $1.5 million and an increase in interest expense of $257 thousand.

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

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$138,531	$3,962	3.82%	$106,334	$3,590	4.51%
Securities
Taxable (1)	155,818	5,657	4.85%	125,264	4,666	4.98%
Tax-Exempt	43,142	1,323	4.10%	42,606	1,353	4.24%
Total Securities	198,960	6,980	4.69%	167,870	6,019	4.79%
Total Cash Equiv. and Investments	337,491	10,942	4.33%	274,204	9,609	4.68%
Total Loans (3)	2,360,524	110,828	6.28%	2,279,378	109,093	6.39%
Total Interest-Earning Assets	2,698,015	121,770	6.03%	2,553,582	118,702	6.21%
Other Assets	192,203			210,962
Total Assets	$2,890,218			$2,764,544
Interest bearing demand	$564,320	$9,753	2.31%	$458,184	$7,301	2.13%
Money market demand	584,401	10,021	2.29%	582,998	9,841	2.25%
Time deposits	623,723	18,727	4.01%	621,881	21,068	4.53%
Total Borrowings(4)	151,403	5,825	5.14%	147,557	5,859	5.30%
Total Interest-Bearing Liabilities	1,923,847	44,326	3.08%	1,810,620	44,069	3.25%
Non Int Bearing Deposits	641,967			650,384
Total Cost of Funds	$2,565,814	$44,326	2.31%	$2,461,004	$44,069	2.39%
Other Liabilities	31,092			33,086
Total Liabilities	$2,596,906			$2,494,090
Shareholders' Equity	$293,312			$270,454
Total Liabilities & Shareholders' Equity	$2,890,218			$2,764,544
Net Interest Income/Spread (FTE)		77,444	2.95%		74,633	2.96%
Tax-Equivalent Basis Adjustment		(278)			(284)
Net Interest Income		$77,166			$74,349
Net Interest Margin			3.82%			3.89%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $534 thousand and $1.2 million during the nine months ended September 30, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the periods indicated.

	Nine Months Ended September 30, 2025 vs. 2024 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(715)	$1,087	$372
Securities
Taxable	(152)	1,143	991
Tax-Exempt	(47)	17	(30)
Total Securities	(199)	1,160	961
Total Loans	(1,942)	3,677	1,735
Total Interest-Earning Assets	(2,856)	5,924	3,068
Interest Expense:
Interest bearing demand	760	1,692	2,452
Money market demand	156	24	180
Time deposits	(2,403)	62	(2,341)
Total Borrowings	(186)	152	(34)
Total Interest-Bearing Liabilities	(1,673)	1,930	257
Change in Net Interest Income	$(1,183)	$3,994	$2,811

Net Interest Income: Net interest income increased by $2.8 million, or 3.79%, to $77.2 million for the nine months ended September 30, 2025, compared to $74.3 million for the nine months ended September 30, 2024. The increase can be mostly attributed to higher average balances of interest earning assets. The increase was partially offset by a decrease in the average yield on interest earning assets. The net interest margin decreased seven basis points to 3.82% for the nine months ended September 30, 2025 from 3.89% for the nine months ended September 30, 2024.

Interest Income: Interest income increased $3.1 million to $121.5 million for the nine months ended September 30, 2025, compared to $118.4 million for the nine months ended September 30, 2024 primarily due to an increase in interest income on loans as a result of the growth in the average balance of loans. The growth in the average balance of interest earning assets which increased $144.4 million to $2.70 billion for the nine months ended September 30, 2025 compared to $2.55 billion for the comparable period in 2024 contributed $5.9 million to the increase in interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $81.1 million to $2.36 billion for the nine months ended September 30, 2025 as compared to the same period in 2024 contributed $3.7 million to the increase in interest income. This growth was partially offset by a decrease in the average yield on loans which decreased 11 basis points on an annualized basis from 6.39% for the nine months ended September 30, 2024 to 6.28% for the nine months ended September 30, 2025. In general, the lower average yield on the loan portfolio can be attributable to the amount of income recognized from the amortization of net loan discounts. Amortization of net loan discounts recorded as part of purchase accounting adjustments to acquired loans primarily from the Partners Merger contributed $8.7 million to the increase in interest income during the nine months ended September 30, 2025 compared to $11.4 million for same period in 2024. Overall the average yield of interest earning assets decreased 18 basis points on an annualized basis to 6.03% for the nine months ended September 30, 2025 as compared to the same period in 2024.

Interest Expense: Interest expense increased by $257 thousand, or 0.58%, to $44.3 million for the nine months ended September 30, 2025, compared to $44.1 million for the nine months ended September 30, 2024. The increase in interest expense was primarily due to the increase in the average balance on interest bearing liabilities, which increased $113.2 million to $1.92 billion for the nine months ended September 30, 2025 compared to $1.81 billion for the nine months ended September 30, 2024. The increase in interest expense was partially offset by a decrease in the interest rate paid on interest earning liabilities. The average rate paid on interest-bearing liabilities decreased 17 basis points on an annualized basis from 3.25% for the nine months ended September 30, 2024 to 3.08% for the nine months ended September 30, 2025. Amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $417 thousand to interest expense during the nine months ended September 30, 2025 compared to amortization of $2.0 million during the first nine months of 2024. Interest expense on borrowings was reduced by $1.2 million during the first nine months of 2025 and 2024 respectively, due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $1.6 million for the nine months ended

September 30, 2025, compared to a provision of $125 thousand for the nine months ended September 30, 2024. The majority of the increase in the provision for credit losses can be attributable to an increase in forecasted losses on loans and unfunded commitments for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

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

Non-interest Income: Non-interest income increased by $12.7 million to $19.0 million for the nine months ended September 30, 2025, from $6.3 million recognized during the same period in 2024. The increase was primarily due to: (1) the gain on the New Jersey Branch Sale of $11.1 million; (2) an increase of $810 thousand in other income consisting primarily of $522 thousand increase in swap fee income; and (3) an increase of $540 thousand in service charges on deposit accounts.

Non-interest Expense: Non-interest expense decreased $707 thousand, or 1.25%, to $55.9 million for the nine months ended September 30, 2025 from $56.6 million for the nine months ended September 30, 2024. The decrease was largely due to: (1) a decrease of $801 thousand in merger and restructuring expenses; (2) a decrease in professional fees of $491 thousand; and (3) a decrease of $449 thousand in occupancy expenses. These decreases were partially offset by an increase in salaries and employee benefits of $1.0 million, and an increase in equipment and data processing costs of $868 thousand.

Income Tax Expense: Income tax expense for the nine months ended September 30, 2025 totaled $8.1 million compared to an income tax expense of $5.3 million for the same period in 2024 as a result of an increase in income before income tax expense. The income tax expense recognized for the nine months ended September 30, 2025 and 2024 was the direct result of our net income adjusted for tax free income and non-deductible merger and branch sale related expenses. We recognized an income tax expense for the nine months ended September 30, 2025 at an effective tax rate of 21.0%. As a result of the Partners Merger, the Company has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21% in some periods. This is compared to income tax expense for the nine months ended September 30, 2024 which resulted in an effective tax rate of 22.0% which is more than our federal statutory rate of 21%.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of September 30, 2025, totaled $649.6 million, or 93.5% of our certificates of deposit, and 24.4% of total deposits. Of these certificates of deposit, $75.0 million are brokered deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, approximately 14.6% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At

September 30, 2025, the Company had $40.0 million in outstanding FHLB borrowings with a remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $712.9 million.

In addition to our available borrowing capacity at the FHLB, the Company has lines of credit with multiple financial institutions that provide an available $77.0 million of additional liquidity at September 30, 2025. The Company also maintains available credit at the Federal Reserve Bank's Discount Window of $23.4 million at September 30, 2025.

The following table shows the Company's available liquidity at September 30, 2025.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$752,927	$40,000	$712,927
Federal Reserve Bank Discount Window	23,371	—	23,371
Correspondent Banks	77,000	—	77,000
Total	$853,298	$40,000	$813,298

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2025 and December 31, 2024, the Bank met the capital requirements to be considered “well capitalized.” See Note 9 within the Notes to the unaudited Consolidated Financial Statements for more information regarding our capital resources.

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

Changes in the Federal Open Market Committee (the "FOMC") median forecasted year over year U.S. civilian unemployment rate, the year over year change in U.S. GDP, and S&P/Case-Shiller U.S. National Home Price Index ("HPI") could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. An immediate "shock" or increase of 25% in the FOMC's projected rate of U.S. civilian unemployment, a decrease of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% decrease in the HPI would increase the model's total calculated allowance by approximately $5.7 million, or 22.6%, to $31.1 million as of September 30, 2025, assuming qualitative adjustments and allowances on loans that do not share similar risk characteristics are kept at current levels. An immediate decrease of 25% in the FOMC's projected rate of U.S. civilian unemployment, an increase of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% increase in the HPI would decrease the model's total calculated allowance by approximately $4.0 million, or 15.6%, to $21.4 million as of September 30, 2025, assuming qualitative adjustments are kept at current levels. While management's current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.2 to Form 10-K, filed March 31, 2025

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 to Form 10-Q, filed August 8, 2025

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2025

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Vice Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristofer Paul
Kristofer Paul
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)