Form 10-K
period 2025-12-31
LINKBANCORP, Inc.
filed 2026-03-12
CIK 1756701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as reported on NASDAQ as of June 30, 2025 was $189,523,764. For this purpose, executive officers and directors of the Registrant are considered affiliates.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2026 was 37,467,596.

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
•
the possibility that the proposed merger with Burke & Herbert Financial Services Corp. will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all;
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
•
political instability or civil unrest;
•
risks and uncertainties related to a pandemic and resulting governmental and societal responses and its effects on our business and operations;
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

On March 31, 2025, the Bank completed the sale of the New Jersey operations of the Bank pursuant to a purchase and assumption agreement (the "Agreement") with American Heritage Federal Credit Union ("AHFCU") pursuant to which AHFCU purchased certain assets and assumed certain liabilities, including all three branch locations. Under the Agreement, AHFCU acquired $105.0 million in loans, $2.1 million in fixed assets, and $87.1 million in deposits. The total deposit premium paid by AHFCU was 7% or $6.2 million. With respect to acquired loans, AHFCU paid an amount equal to the principal balances plus any accrued unpaid interest and late charges on the loans measured as of the closing date. Unamortized loan discounts of $6.7 million were taken into income which was included within the gain on sale. Core deposit intangibles of $1.3 million were written off and included within the gain on sale. AHFCU paid book value for fixed assets, real estate, and other assets located at the owned branches.

On December 18, 2025, the Company and Burke & Herbert Financial Services Corp., a Virginia corporation ("BHRB"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into BHRB, with BHRB as the surviving corporation (the "Merger"). The Merger Agreement further provides that immediately following the Merger, the Bank will merge with and into Burke & Herbert Bank & Trust Company, a Virginia chartered bank and a wholly-owned Subsidiary of BHRB ("B&H Bank"), with B&H Bank as the surviving bank. Shareholders of the Company will receive 0.1350 of a BHRB share of common stock for each share of common stock of the Company that they own. The Merger Agreement was unanimously approved by the board of directors of each of the Company and BHRB.

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

As of December 31, 2025, the Company had total consolidated assets of approximately $3.07 billion, total loans of approximately $2.56 billion, total deposits of approximately $2.55 billion and total consolidated shareholders’ equity of approximately $306.4 million.

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

During the year ended December 31, 2025, the Company achieved the following accomplishments:

•
Total deposits grew from $2.36 billion at December 31, 2024 to $2.55 billion at December 31, 2025, resulting in a growth rate of 8.23%;
•
Total loans held for investment grew 13.34% from $2.26 billion at December 31, 2024 to $2.56 billion at December 31, 2025; and
•
Maintained strong credit quality, with total nonperforming assets at 0.79% of total assets at December 31, 2025

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

Lending Activities

Our principal lending activity has been the origination of commercial real estate loans and commercial business loans, and to a lesser extent, commercial real estate construction and land development loans, residential real estate loans, home equity loans, consumer loans and agriculture loans. The Bank classifies its loan portfolio based on the collateral securing the loan, consistent with the reporting requirements of the Call Report filed with the FDIC. The Bank is predominantly oriented towards commercial customers, with approximately 81.17% of the portfolio in various types of commercial loans and 18.83% in residential real estate, consumer, and other loans at December 31, 2025. Our commercial customers are primarily small- and medium-sized businesses. Approximately 36.8% of the loan portfolio earns interest at a fixed rate and the remaining approximately 63.2% of the loan portfolio earns interest at a rate that varies or adjusts based on an underlying index at December 31, 2025.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan held for investment as of December 31, 2025:

(In Thousands)	December 31, 2025	Percent
Agriculture loans	$61,611	2.41%
Construction loans	172,917	6.76%
Commercial & industrial	275,824	10.79%
Commercial real estate loans
Multifamily	244,554	9.57%
Owner occupied	545,837	21.35%
Non-owner occupied	771,537	30.18%
Residential real estate loans
First liens	377,108	14.75%
Second liens	87,051	3.41%
Consumer and other loans	17,062	0.67%
Municipal loans	2,767	0.11%
	2,556,268	100%
Deferred fees	461
Allowance for loan losses	(31,674)
Total	$2,525,055

Commercial Real Estate Lending. As of December 31, 2025, we had $1.56 billion in commercial real estate and multi-family loans, representing 61.1% of total loans. Our commercial real estate and multi-family loans generally have amortization terms of 15 to 25 years and have adjustable interest rates. The adjustable rate loans are typically fixed for the first five years and either adjust annually thereafter or have a balloon payment due at the end of the fixed term. Our commercial real estate and multi-family loans are generally tied to a margin at or above the appropriate three or five year treasury or the Prime Rate. The maximum loan-to-value ratio of our commercial real estate and multifamily loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by multi-family, hotel, agricultural, medical, retail, churches or other commercial properties. At December 31, 2025, our commercial real estate loans were 49.3% non-owner occupied, 35.0% owner-occupied, and 15.7% multifamily.

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

Commercial Business (C&I) Lending. As of December 31, 2025, we had $275.8 million in commercial business loans, representing 10.8% of total loans. Our business strategy is to increase our originations of commercial business loans. We offer commercial term loans, lines of credit, agricultural production, equipment financing, and revolving lines of credit with a target loan size of $100,000 to $5.0 million to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate and are generally priced on a floating rate basis utilizing the prime rate. We generally obtain personal guarantees with respect to all commercial business lines of credit.

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

Construction and Land Development Lending. At December 31, 2025, $172.9 million, or 6.8% of our total loan portfolio, consisted of construction and land loans. Of these, $147.8 million were for commercial development and land loans and $25.1 million were for residential development. We offer both fixed-rate and adjustable-rate construction and land loans, although most of these loans have variable interest rates. The maximum loan-to-value of these loans is generally 80% of the lesser of the appraised value or the purchase price of the property.

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

One-to-four family Residential Real Estate Lending. At December 31, 2025, we had $377.1 million in residential real estate loans, representing 14.8% of total loans. These loans are originated by the Bank and underwritten by the correspondent lender in accordance with secondary market standards and The Federal National Mortgage Association, commonly known as Fannie Mae, underwriting guidelines to comply with ability to repay and qualified mortgage rules. Certain mortgage loans such as adjustable rate jumbo loans may be retained in the Bank’s loan portfolio. Based on the nature of the borrower and the related size of the loan, we may choose to retain these loans as part of our loan portfolio or sell these loans to the secondary market, which could include sales to the Federal Home Loan Bank of Pittsburgh ("FHLB").

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

Home Equity Loans. At December 31, 2025, we had $87.1 million of home equity loans reported within residential real estate loans, representing 3.4% of our total loan portfolio. Home equity loans consists of either revolving lines of credit, term, or second mortgage loans secured by one-to-four family residential real estate. These loans are underwritten based on repayment capacity and source, value of the underlying property, and credit history. Home equity loans are generally considered to have more credit risk than traditional one-to-four family residential loans because the Bank tends to have a subordinate lien position. Our home equity loans are secured by a first or second mortgage on the borrower’s principal residence or their second/vacation home (excluding investment/rental property) generally at a maximum current loan-to-value ratio of 80%. There are minimum credit score standards, maximum debt to income ratios and credit requirements on each home equity product that is defined in the Bank’s credit policy. All credit decisions for home equity loans are made centrally by the Bank’s consumer lending department.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area. At December 31, 2025, our consumer loan portfolio totaled $17.1 million, or 0.7% of our total loan portfolio, and $3.8 million of our consumer loans were unsecured (excluding overdraft accounts).

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

Other Loans. In addition to the loan types discussed above, the Company also originates agricultural loans and municipal loans. At December 31, 2025, our agricultural loan portfolio totaled $61.6 million or 2.4% of our total loan portfolio and municipal loans totaled

$2.8 million or 0.1% of our total loan portfolio. The agricultural loan portfolio consists of loans to local farmers and agricultural businesses that are generally secured by farmland and equipment. The municipal loan portfolio consists of loans to qualified local municipalities, which are generally supported by the taxing authority of the borrowing municipality, and is frequently secured by collateral.

Lending Concentrations

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. Like many community banks, the Company has a concentration in commercial real estate loans and has experienced significant growth in the portfolio in recent years, including growth resulting from the Partners Merger.

At December 31, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans, and multifamily) represented 369.85% of total risk based capital. Construction, land and land development loans represented 53.8% of total risk based capital. Management has implemented and continues to maintain heightened risk management procedures and prudent underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows and changes in collateral values to determine the loan level of stress over key underwriting metrics such as debt service coverage ratios, loan-to-value ratios, etc. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company's Capital Policy and Capital Plan has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

At December 31, 2025, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Credit Risk Management

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable highly liquid collateral” or 30% for certain residential development loans). Our legal lending limit was $47.5 million at December 31, 2025. In addition, we have established an in-house limit that is less than the legal limits on loans to one borrower. Our in-house limit was $30.0 million at December 31, 2025. At December 31, 2025, our largest credit relationship totaled $29.9 million, comprised of three separate facilities. Of the three facilities, the majority consists of a $27.5 million line of credit with no balance at December 31, 2025, secured by UCC liens. The remaining loans in the relationship are secured by real estate. Each of these loans was performing in accordance with its terms at December 31, 2025.

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

Allowance for Credit Losses. The allowance for credit losses is evaluated on a quarterly basis by management, with assistance from a third-party provider and primarily incorporates a discounted cash flow model utilizing Federal Open Market Committee forecasts and is impacted by the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 31, 2025, the allowance for credit losses was 1.24% of total loans.

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

At December 31, 2025, the Company had a portfolio of investment securities available for sale which is reported at fair value and a portfolio of held to maturity investment securities that were carried at amortized cost.

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

We offer a selection of deposit accounts, including demand accounts (interest-bearing and noninterest-bearing), money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2025, our core deposits (which includes all deposits except for time deposit accounts greater than $250,000 and brokered deposits) totaled $2.31 billion or 90.4% of our total deposits. At December 31, 2025, we had $35.0 million in brokered deposits, all maturing in the first quarter of 2026. Our reciprocal CDARS and ICS deposits totaled $290.0 million at December 31, 2025. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding.

The following table sets forth the distribution of total deposits for the Bank by account type as of December 31, 2025.

	December 31, 2025
(In Thousands)	Amount	%
Demand, noninterest-bearing	$603,728	23.63%
Demand, interest-bearing	658,523	25.78
Money market and savings	617,534	24.17
Time deposits, $250 and over	210,105	8.22
Time deposits, other	429,862	16.83
Brokered time deposits	35,000	1.37
Total Deposits	$2,554,752	100.00%

Other than reciprocal CDARS and ICS deposits, and brokered deposits, the majority of our deposits are generated from in-market relationships through our Client Solutions Centers. Additionally, approximately 10.9% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits. A portion of these deposits are outside our solution center footprint and all are generated and serviced by a dedicated team.

Borrowings. We obtain advances from the FHLB upon the security of our capital stock in the FHLB and certain of our loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. As of December 31, 2025 we had $115.0 million in outstanding FHLB advances, of which $40.0 million matured in February 2026 and $75 million as part of our interest rate swap transaction. At December 31, 2025, we had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $682.9 million.

At December 31, 2025, the Company had subordinated notes outstanding with a carrying value of $62.3 million. Of this amount, $20.0 million was acquired in the Gratz Merger and bear interest at a fixed interest rate of 5.0% per year for five years and then float at an index tied to the Secured Overnight Finance Rate ("SOFR"). The notes have a term of ten years, with a maturity date of October 1, 2030. The notes have been redeemable at the option of the Company, in whole or in part, subject to any required regulatory approvals since October 1, 2025.

Subordinated notes with carrying value of $22.3 million were assumed in the Partners Merger within two tranches of debt issuances. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875% per year for four years. The second tranche has a face value of $18.05 million and bear interest at a fixed rate of 6.0% per year for 18 additional months.

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

Competition

Commercial banking in our locations is extremely competitive. For example, as of June 30, 2025 (the most recent date for which data is available), data provided by the FDIC Deposit Market Share Report indicated that within the Company's current physical locations, there were 96 different FDIC-insured institutions operating a total of 1,102 offices.

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

As of December 31, 2025, the Company had 296 full-time and 23 part-time employees.

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

Notwithstanding the foregoing, the FDIC established the community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8%. That proposed rule was not effective as of December 31, 2025. The Bank did not elect to follow the community bank leverage ratio as of December 31, 2025.

At December 31, 2025, the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

Loans-to-One Borrower

Generally, a Pennsylvania-chartered commercial bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2025, the Bank met the criteria for being considered “well capitalized.”

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

Federal Insurance of Deposit Accounts

The maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor. Assessments for most insured depository institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) is for institutions of the Bank’s size 2.5 basis points to 32 basis points as of December 31, 2025. The FDIC has authority to increase insurance assessments and also to issue special assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

FHLB System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2025, the Bank was in compliance with this requirement. The Bank is able to borrow from the FHLB of Pittsburgh, which provides an additional source of liquidity for the Bank.

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

Capital

Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the for the Bank. The Dodd Frank Act, however, required the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the Federal Reserve have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies such as the Company with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve. The Company expects to be subject to the consolidated holding company regulatory capital requirements beginning January 1, 2027 if the Merger is not completed.

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

Risks Related to Our Business

Regulatory approvals for the Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the continuing corporation following the Merger.

Before the Merger with BHRB may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, considerations related to the continuing corporation exceeding $10 billion in total assets, or any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the continuing corporation’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the continuing corporation following the Merger or otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of BHRB. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

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

At December 31, 2025, the Company’s commercial real estate loans totaled $1.56 billion, or 61.10%, of our total loan portfolio. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose the Company to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Company typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Company’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Company to significantly increase its allowance for credit losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2025, $275.8 million, or 10.79% of our total loan portfolio, consisted of commercial business loans. The Company’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of the Bank’s loan portfolio consists of loan participations. Loan participations may have a higher risk of loss than loans the Bank originates because it is not the lead lender, and the Bank has limited control over credit monitoring.

The Bank participates in commercial real estate loans with other financial institutions from time to time in which it is not the lead lender. The Bank’s commercial real estate loan participations are generally located in Pennsylvania although the Bank has from time to time participated in loans located in the states of Maryland, Delaware and Virginia. The Bank also occasionally participates in commercial business loans with other financial institutions in which it is not the lead lender. These loans are limited to our geographic lending market and are generally secured by blanket UCC liens. At December 31, 2025, commercial real estate loan participations for which the Bank was not the lead lender totaled $69.9 million, or 4.48% of our commercial real estate loan portfolio. Commercial business loan participations for which the Bank was not the lead lender totaled $12.3 million, or 4.46% of our commercial business loan portfolio. Construction loan participations for which the Bank was not the lead lender totaled $513 thousand, or 0.30% of our construction loan portfolio.

The Bank underwrites each commercial real estate loan, commercial business loan and commercial construction loan that it participates in and establishes the loan classification and loan provision using the same criteria it uses for loans the Bank originates. Loan participations may have a higher risk of loss than loans the Bank originates because the Bank relies on the lead lender to service and to monitor the performance of the loan. Moreover, decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as the Bank would for loans that it originates. At December 31, 2025, no loan participations were delinquent 60 days or more. If the Bank underwriting of these participation loans is not sufficient, non-performing loans may increase, and earnings may decrease.

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

At December 31, 2025, non-performing assets, which consist of non-performing loans and other real estate owned, were $24.4 million, or 0.79% of total assets. The Company’s non-performing assets adversely affect net income in various ways:

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

The national economy continues to experience elevated levels of inflation, but not at levels seen in 2022 and 2023. As of December 31, 2025, the year over year consumer price index (“CPI”) increase was 2.7%, primarily driven by increases in food prices. The Federal Reserve raised interest rates by 100 basis points through July 2023 to combat rising inflation, and reduced rates by 125 basis points beginning in September 2024. High inflation, if sustained, could have an adverse effect on our business. The increase in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

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

Changes in economic conditions, in particular an economic slowdown in Pennsylvania, Maryland, Delaware, and Northern Virginia could materially and negatively affect the Company’s business.

The Company primarily serves individuals, businesses and municipalities located in Chester, Cumberland, Dauphin, Lancaster, Northumberland, Schuylkill, and York Counties in Pennsylvania, Wicomico, Charles, Anne Arundel, and Worcester counties in Maryland, Sussex county in Delaware, Spotsylvania and Fairfax counties in Virginia, and the city of Fredericksburg, Virginia (the "local market").

As of December 31, 2025, a majority of our loan portfolio was secured by real estate and other assets located in the local market. The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in the local market, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.

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

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The assessment range (inclusive of possible adjustments) is for institutions of the Bank's size 2.5 basis points to 32 basis points as of December 31, 2025. If there are financial institution failures, the Bank may be required to pay higher FDIC premiums or special assessments. For example, in 2023, the FDIC issued a special assessment for banks with total consolidated assets of $5 billion or more in order to recover losses sustained by the DIF as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. Although the Bank cannot predict if there will be future increases to insurance assessment rates or special assessments, either a deterioration in its risk-based capital ratios or further adjustments to the base assessment rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

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

During 2023, in response to accelerated inflation, the Federal Reserve continued to implement monetary tightening policies, resulting in increased interest rates. By the end of 2025, following several interest rate cuts, the Federal Reserve has signaled that interest rates may remain stable. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. In addition, the Company’s net interest margin may contract in a rising rate environment because its funding costs may increase faster than the yield earned on its interest-earning assets. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. The combination of these events may adversely affect the Company’s financial condition and results of operations.

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

Market conditions may impact the competitive landscape for deposits in the banking industry. The interest rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. The withdrawal of more deposits than the Company anticipates could have an adverse impact on profitability as the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits which could cause the Company's overall cost of funding to increase. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experience increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

The Bank is susceptible to fraudulent activity that may be committed against it or its clients, which may result in financial losses or increased costs to the Bank or its clients, disclosure or misuse of its information or its client’s information, misappropriation of assets, privacy breaches against its clients, litigation or damage to the Bank’s reputation. We have recently experienced losses due to purported fraud related to a single commercial credit (the "Commercial Relationship") with total exposure of $5.0 million, requiring a full impairment, with an after-tax effect of $4.0 million during the fourth quarter of 2025. The determination of this reserve resulted from concerns with the Commercial Relationship raised during the fourth quarter of 2025, leading to the identification of purported fraudulent activity in January 2026. The Bank is most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that it has issued to its customers and through its online banking portals.

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

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Non-owner-occupied commercial real estate loans represent 369.85% of our risk-based capital at December 31, 2025 and the outstanding balance of our commercial real estate loan portfolio has increased by greater than 50% during the 36 months preceding December 31, 2025.

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

The Bank is limited in the amount it can lend to a single borrower. The legal lending limit is 15% of such bank’s capital and surplus with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Company generally imposes an internal limit that is lower than the legal maximum. The Bank’s lending limit may be less than the limit for some of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Company attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Company cannot assure you that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Company’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

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

The Company's earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve’s actions affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence on other monetary and fiscal policies. The monetary policies of the Federal Reserve may be affected by certain policy initiatives of the current Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the current Administration’s policy changes and their impact on the policies of the Federal Reserve, as well as the Company’s business and financial results, are uncertain at this time.

The Company may be subject to more stringent capital requirements in the future.

From time to time, the Company’s banking regulators change the regulatory capital adequacy guidelines applicable to it and its banking subsidiary. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The federal regulatory agencies adopted capital rules implementing the Basel III capital framework in the United States. Under these rules, the Bank is required to satisfy additional, more stringent, capital adequacy standards than it has in the past. Now that the Company’s consolidated assets exceed $3.0 billion, the Company will be subject to consolidated holding company capital requirements similar to those applicable to the Bank. The Bank has met all of the requirements of the Basel III-based capital rules to date, but the Bank may fail to do so in the future. In addition, these requirements could have a negative impact on the Bank’s ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Company’s return on equity, which may negatively impact its business, results of operations, financial condition, and the value of its securities.

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

The Chief Operations & Technology Officer, among other duties, is responsible for the security and integrity of infrastructure, applications and databases and coordinates security implementations, monitoring and enforcement in conjunction with the vCISO and our risk management department. Our Chief Operations & Technology Officer has over 25 years of relevant experience in information technology and information security, building and leading technical organizations of various sizes, including in the banking industry. The vCISO has 15 years of information technology and security-based experience, and holds certifications relevant to cybersecurity, including CMMC CCP (Certified Cybersecurity Maturity Model Certification Professional) and CISSP (Certified Information Systems Security Professional). During the first quarter of 2025, the Company hired an Information Security Manager who is a CISSP-certified cybersecurity professional with over 20 years of experience in information technology, security engineering, and risk management. The Information Security Manager is a member of the Information Security Committee mentioned above.

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

Item 2. Properties.

The Company's principal offices are located at 1250 Camp Hill Bypass, Suite 202, Camp Hill, Pennsylvania. This facility is leased by the Bank.

We own or lease other premises for use as Solutions Centers and loan production offices in Dauphin, Chester, Cumberland, Lancaster, Northumberland, Schuylkill, and York Counties within Pennsylvania, Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Spotsylvania County, Virginia, and the city of Fredericksburg, Virginia. We believe that the properties currently owned or leased are adequate for present levels of operation. The following table sets forth the locations of Bank facilities as of December 31, 2025.

Description	Address	Owned / Leased
Pennsylvania Locations:
Camp Hill Headquarters	1250 Camp Hill Bypass, Suite 202	Leased
Camp Hill, PA 17011
Camp Hill Solutions Center	3045 Market Street	Leased
Camp Hill, PA 17011
Gratz Solutions Center	32 West Market Street	Owned
Gratz, PA 17030
Hanover Loan Production Office	118 Carlisle St	Leased
Hanover, PA 17331
Harrisburg Solutions Center	2057 EG Drive	Leased
Harrisburg, PA 17110
Herndon Solutions Center	4231 State Route 147	Owned
Herndon, PA 17830
Lancaster Solutions Center	2010 Fruitville Pike	Leased
Lancaster, PA 17601
Pottsville Solutions Center	2221 West Market Street	Leased
Pottsville, PA 17901
Valley View Solutions Center	1625 West Main Street	Owned
Valley View, PA 17983
West Chester Loan Production Office	535 N. Church Street, Suite 350	Leased
West Chester, PA 19380
West Chester Solutions Center	1436 Pottstown Pike	Leased
West Chester, PA 19380
York Loan Production Office	155 North George Street, Suite 201	Leased
York, PA 17401
Delaware Locations:
Dagsboro Solutions Center	28280 Clayton Street	Owned
Dagsboro, DE 19939
Laurel Solutions Center	200 E. Market Street	Owned
Laurel, DE 19956
Rehoboth Solutions Center	18572 Coastal Highway,	Leased
Rehoboth Beach, DE 19971
Rehoboth Loan Production Office	19264 Miller Road, Unit A,	Leased
Rehoboth Beach, DE 19971
Seaford Solutions Center	910 Norman Eskridge Highway,	Leased
Seaford, DE 19973
Maryland Locations:
Annapolis Solutions Center	900 Bestgate Road, Suite 104,	Leased
Annapolis, MD 21401
Delmar Solutions Center	9550 Ocean Highway	Owned
Delmar, MD 21875
Delmarva Regional Headquarters	2245 Northwood Dr.	Owned
Salisbury, MD 21801
East Salisbury Solutions Center	241 Beaglin Park Drive	Owned
Salisbury, MD 21804
Eastern Shore Drive Solutions Center	921 Eastern Shore Drive	Owned
Salisbury, MD 21804
La Plata Solutions Center	115 East Charles Street,	Land Leased;
	La Plata, MD 20646	Building Owned
North Salisbury Solutions Center	2727 N. Salisbury Boulevard	Owned
Salisbury, MD 21801
Pecan Square Solutions Center	1206 Nanticoke Road	Owned
Salisbury, MD 21801
26th Street Ocean City Solutions Center	201 B 26th Street,	Leased

Ocean City, MD 21842
Virginia Locations:
Reston Solutions Center	1821 Michael Faraday Drive, Suite 101,	Leased
Reston, VA 20190
Salem Church Solutions Center	4210 Plank Road,	Leased
Fredericksburg, VA 22407
Spotsylvania Solution Center	7415 Laughlin Boulevard,	Leased
Spotsylvania, VA 22553
William Street Solutions Center	410 William Street,	Leased
Fredericksburg, VA 22401

Item 3. Legal Proceedings.

At December 31, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of LINKBANCORP, Inc. is traded under the symbol "LNKB" on the Nasdaq Capital Market. As of the close of business on March 9, 2026, there were approximately 774 shareholders of record.

The Company declared and paid cash dividends equal to $0.30 per share of common stock for the years ended December 31, 2025 and 2024, respectively. The merger agreement with GNBF provided that, for three years following the effective time of the Gratz Merger (September 2021), the Company will pay a quarterly cash dividend in an amount equal to or greater than $0.30 per share per year, provided sufficient funds are legally available therefore and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The Company anticipates that it will continue to pay cash dividends on a quarterly basis in an amount equal to $0.30 per share per year. The payment and amount of any dividend payments will be subject to statutory, contractual, and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of shareholders; tax considerations; and general economic conditions.

During the quarter ended December 31, 2025, the Company repurchased no shares of its common stock.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of the Company’s consolidated financial condition and results of operations. This Management’s Discussion and Analysis is presented in the following sections:

•
Burke & Herbert Merger
•
Sale of New Jersey Solutions Centers
•
Overview and Strategy
•
Recent Market Conditions
•
Comparison of Financial Condition at December 31, 2025 and 2024
•
Comparison of Operating Results for the Years Ended December 31, 2025 and 2024
•
Liquidity, Commitments, and Capital Resources
•
Off-Balance Sheet Arrangements
•
Critical Accounting Estimates
•
Recently Issued Accounting Standards

Burke & Herbert Merger

On December 18, 2025, the Company and Burke & Herbert Financial Services Corp., a Virginia corporation ("BHRB"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into BHRB, with BHRB as the surviving corporation (the "Merger"). The Merger Agreement further provides that immediately following the Merger, the Bank will merge with and into Burke & Herbert & Trust Company, a Virginia chartered bank and a wholly-owned subsidiary of BHRB ("B&H Bank"), with B&H Bank as the surviving bank. Shareholders of the Company will receive 0.1350 of a BHRB share of common stock for each share of common stock of the Company that they own. The Merger Agreement was unanimously approved by the board of directors of each of the Company and BHRB.

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

The calendar year 2025 presented both challenges and opportunities for the U.S. economy, with a continued dynamic market interest rate environment, ongoing geopolitical tensions, and evolving inflationary trends. Key factors influencing the market included the continuation of the war in Ukraine, the geopolitical instability in Gaza, and fluctuating global energy prices. Despite these external pressures, U.S. financial markets remained cautiously optimistic, though concerns over future economic growth persisted. The yield curve, which had remained inverted for much of 2024, began to normalize toward the end of 2025, signaling some easing of recessionary fears. Despite this, economic forecasts remained mixed, with some experts predicting slow growth or a mild recession in the near future.

Notably, the U.S. economy exhibited surprising resilience through 2025, with several key economic indicators pointing to growth despite persistent headwinds. Real GDP grew by an estimated 2.1% year-over-year, slightly lower than the previous year but still reflecting positive momentum. The unemployment rate held steady at just under 4.5% for most of the year, reflecting a strong labor market, while labor force participation rates remained relatively stable. Consumer spending, a primary driver of economic activity, continued to expand, with retail sales (excluding auto and gas) growing 2.8%, though a slightly slower pace than 2024.

While consumer spending remained robust, residential investment continued to be a drag on overall GDP growth due to higher mortgage rates and the limited supply of affordable housing. Private nonresidential investment showed signs of strength, particularly in sectors such as technology, renewable energy, and infrastructure. Government spending, particularly at the state and local levels, provided further support to the economy. In the financial markets, the S&P 500 saw a modest increase of 6.4%, while the Russell 2000 index showed a 4.2% increase, reflecting a mixed but positive performance across broader sectors.

Inflationary pressures moderated throughout 2025, though they remained higher than the Federal Reserve's target. The Consumer Price Index (CPI) increased by 3.2% in 2025, down from 4.1% in 2024. Core CPI, excluding volatile food and energy prices, rose by 2.7%, reflecting more stable underlying inflationary trends. However, inflation remained a persistent concern for the Federal Reserve, particularly as global supply chain disruptions and labor shortages continued to affect production and services.

In response to signs of a cooling economy and moderating inflation, the Federal Reserve began cutting interest rates in 2025. After holding rates steady in the early part of the year, the Federal Reserve initiated a series of gradual rate cuts starting in the second quarter, lowering the federal funds rate to a range of 5.25% to 5.50% by the end of the year. This shift marked a significant policy adjustment as the Federal Reserve sought to balance the need for continued inflation control with the desire to support economic growth and avoid a potential slowdown. The central bank’s decision to ease rates was seen as a sign that inflationary pressures were gradually abating and that the economy had stabilized enough to withstand lower borrowing costs.

The financial markets responded cautiously to the Federal Reserve's rate cuts, as expectations of further gradual reductions in the coming years helped to alleviate some uncertainty. However, the high rate environment from the previous years still weighed heavily on businesses and consumers, particularly in sectors sensitive to borrowing costs.

Financial markets in 2025 were also influenced by rising borrowing costs, driven by the sustained high levels of the benchmark 10-year Treasury yield. The yield, which averaged around 3.8% for the year, marked a significant shift from the historically low rates seen in 2020-2022. This higher rate environment led to elevated borrowing costs for both consumers and businesses, with corporate borrowing rates approaching 7.5%, compared to the sub-3% rates seen in previous years. Consequently, many businesses faced challenges in financing growth, while consumers experienced higher costs for credit.

As a result, many financial institutions faced increased pressure on their balance sheets, with rising interest rates and tighter credit conditions leading to greater caution in lending. The banking sector, in particular, had to navigate increased deposit gathering costs and reduced demand for loans in certain sectors, though a focus on liquidity and balance sheet management remained a key priority.

While the outlook for 2026 remains uncertain, the U.S. economy's resilience, combined with moderating inflation and stable labor market conditions, provides a cautiously optimistic view. However, the persistence of elevated interest rates, shifting consumer behavior, and ongoing geopolitical risks will continue to shape the economic landscape in the coming year.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total assets at December 31, 2025, were $3.07 billion, an increase of $191.2 million, or 6.7%, from $2.88 billion at December 31, 2024. The increase in total assets was primarily attributable to the increases in loans receivable of 13.3%, from $2.26 billion at December 31, 2024 to $2.56 billion at December 31, 2025 and available-for-sale investment securities which increased $117.0 million, from $145.6 million at December 31, 2024 to $262.6 million at December 31, 2025. These increases were offset by decreases in cash and cash equivalents of $113.8 million, and assets held for sale of $94.1 million.

Cash and cash equivalents decreased $113.8 million, or 68.5%, from $166.1 million at December 31, 2024 to $52.3 million at December 31, 2025. The decrease was primarily due to:

Primary Cash Outflows

•
Net increase in cash funding of loans receivable of $298.1 million;
•
Purchase of investment securities available for sale of $137.6 million; and
•
Payment of dividends of $11.2 million.

Primary Cash Inflows

•
Net increase in deposits of $186.9 million;
•
Proceeds from the New Jersey Branch Sale of $26.2 million;
•
Cash from operating activities of $25.3 million;
•
Net cash from investment securities (calls, maturities, and principal repayments) of $31.8 million; and
•
Net change in short-term borrowings of $65.0 million.

Securities available-for-sale increased by $117.0 million, or 80.4%, to $262.6 million at December 31, 2025 from $145.6 million at December 31, 2024 due to purchases of $137.6 million. The securities available-for-sale portfolio had a net unrealized loss of $3.0 million at December 31, 2025 compared with a net unrealized loss of $7.5 million at December 31, 2024. Partially offsetting the increase in securities available-for-sale were proceeds from principal repayments, calls, and maturities of $25.7 million.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and held-to-maturity as of December 31, 2025, at carrying value. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their contractual maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table below excludes certain investment securities that have no scheduled maturity date.

	Within 1 Year		1-5 Years		After 5-10 Years		After 10 Years		Total
(in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for Sale:
US Government Agency securities	$982	4.64%	$4,949	4.77%	$5,698	5.35%	$—	—	$11,629	5.04%
Obligations of state and political subdivisions	2,104	3.55%	10,115	3.33%	12,716	3.37%	22,579	3.98%	47,514	3.66%
Mortgage-backed securities in government-sponsored entities	—	—	4,446	3.92%	16,105	2.26%	182,498	4.82%	203,049	4.60%
Other securities	—	—	298	4.18%	—	—	130	5.75%	428	4.85%
	$3,086	3.90%	$19,808	3.83%	$34,519	3.18%	$205,207	4.73%	$262,620	4.45%
Held to Maturity:
Corporate debentures	$—	—	$3,000	4.38%	$9,250	5.36%	$—	—	$12,250	5.12%
Structured mortgage-backed securities	—	—	—	—	—	—	13,626	4.47%	13,626	4.47%
Total	$—	—	$3,000	4.38%	$9,250	5.36%	$13,626	4.47%	$25,876	4.77%

During 2025, return of principal on held to maturity securities totaled $6.1 million.

Net loans receivable increased during the year ended December 31, 2025 as shown in the table below:

(dollars in thousands)	December 31, 2025	December 31, 2024	Change	%
Agriculture loans	$61,611	$67,741	$(6,130)	(9.05)%
Construction loans	172,917	152,619	20,298	13.30
Commercial loans	275,824	245,833	29,991	12.20
Commercial real estate loans
Multifamily	244,554	211,778	32,776	15.48
Owner occupied	545,837	477,742	68,095	14.25
Non-owner occupied	771,537	628,237	143,300	22.81
Residential real estate loans
First liens	377,108	373,469	3,639	0.97
Second liens and lines of credit	87,051	76,713	10,338	13.48
Consumer and other loans	17,062	17,086	(24)	(0.14)
Municipal loans	2,767	3,886	(1,119)	(28.80)
Total Loans	2,556,268	2,255,104	301,164	13.35
Deferred costs	461	645	(184)	(28.53)
Allowance for credit losses	(31,674)	(26,435)	5,239	19.82
Total	$2,525,055	$2,229,314	295,741	13.27%

The above table does not include loans that were held for sale related to the New Jersey Branch Sale at December 31, 2024.

The majority of the loan growth in net loans resulted from a $244.2 million, or 18.5% increase in commercial real estate loans, from $1.32 billion at December 31, 2024 to $1.56 billion at December 31, 2025. Multifamily loans increased by $32.8 million, primarily due to loans originated in 2025 contributing to the year end balance of $244.6 million, and loans converted from construction to permanent status of $7.0 million. Non-owner occupied commercial real estate increased $143.3 million primarily due to loans originated in 2025 contributing to the year end balance of $771.5 million, and loans converted from construction to permanent status of $2.7 million.

The following table presents the contractual maturity distribution of our loan portfolio at December 31, 2025. The table further presents the breakdown of our loans between those loans that earn interest at a fixed interest rate and those loans that earn an interest rate that currently fluctuates in accordance with changes to a specific interest rate index.

(In Thousands)	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total due after One Year	Total
Agriculture loans	$7,446	$15,419	$24,477	$14,269	$54,165	$61,611
Construction loans	60,550	31,498	69,258	11,611	112,367	172,917
Commercial & industrial	43,844	69,195	59,356	103,429	231,980	275,824
Commercial real estate loans
Multifamily	6,159	83,162	125,177	30,056	238,395	244,554
Owner occupied	24,763	188,942	247,228	84,904	521,074	545,837
Non-owner occupied	24,390	319,429	307,621	120,097	747,147	771,537
Residential real estate loans
First liens	27,315	84,005	90,755	175,033	349,793	377,108
Second liens	3,021	5,930	15,314	62,786	84,030	87,051
Consumer and other loans	1,093	3,290	11,018	1,661	15,969	17,062
Municipal loans	—	755	479	1,533	2,767	2,767
Total	$198,581	$801,625	$950,683	$605,379	$2,357,687	$2,556,268

Loans with fixed interest rates
Agriculture loans	$6,413	$15,295	$12,572	$299	$28,166	$34,579
Construction loans	26,766	12,841	6,468	4,692	24,001	50,767
Commercial & industrial	5,093	49,518	27,111	122	76,751	81,844
Commercial real estate loans
Multifamily	6,159	55,913	17,960	452	74,325	80,484
Owner occupied	18,873	135,144	45,041	3,619	183,804	202,677
Non-owner occupied	21,738	223,128	69,882	4,172	297,182	318,920
Residential real estate loans
First liens	21,572	72,499	21,238	38,796	132,533	154,105
Second liens	491	2,065	552	—	2,617	3,108
Consumer and other loans	114	3,284	7,867	248	11,399	11,513
Municipal loans	—	755	337	296	1,388	1,388
Total	$107,219	$570,442	$209,028	$52,696	$832,166	$939,385

Loans with floating interest rates
Agriculture loans	$1,033	$124	$11,905	$13,970	$25,999	$27,032
Construction loans	33,784	18,657	62,790	6,919	88,366	122,150
Commercial & industrial	38,751	19,677	32,245	103,307	155,229	193,980
Commercial real estate loans
Multifamily	—	27,249	107,217	29,604	164,070	164,070
Owner occupied	5,890	53,798	202,187	81,285	337,270	343,160
Non-owner occupied	2,652	96,301	237,739	115,925	449,965	452,617
Residential real estate loans
First liens	5,743	11,506	69,517	136,237	217,260	223,003
Second liens	2,530	3,865	14,762	62,786	81,413	83,943
Consumer and other loans	979	6	3,151	1,413	4,570	5,549
Municipal loans	—	—	142	1,237	1,379	1,379
Total	$91,362	$231,183	$741,655	$552,683	$1,525,521	$1,616,883

Non-accrual loans are presented in the table below. Also see Note 4 - Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.

	December 31, 2025
		Non-Accrual Loans
(In Thousands)	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$61,611	$818	1.33%
Construction loans	172,917	497	0.29%
Commercial & industrial	275,824	5,983	2.17%
Commercial real estate loans
Multifamily	244,554	502	0.21%
Owner occupied	545,837	5,632	1.03%
Non-owner occupied	771,537	330	0.04%
Residential real estate loans
First liens	377,108	9,920	2.63%
Second liens	87,051	461	0.53%
Consumer and other loans	17,062	—	—
Municipal loans	2,767	—	—
Total	$2,556,268	$24,143	0.94%
Allowance for credit losses on loans		$31,674
Ratio of allowance for loan losses to total loans		1.24%
Ratio of non-accrual loans to total loans		0.94%
Ratio of allowance for loan losses to non-accrual loans		131.19%

	December 31, 2024
		Non-Accrual Loans
(In Thousands)	Total Loans	Amount	Percent of Loans in Category
Agriculture loans	$67,741	$—	—
Construction loans	152,619	9	0.01%
Commercial & industrial	245,833	132	0.05%
Commercial real estate loans
Multifamily	211,778	—	—
Owner occupied	477,742	9,752	2.04%
Non-owner occupied	628,237	4,329	0.69%
Residential real estate loans
First liens	373,469	1,975	0.53%
Second liens	76,713	482	0.63%
Consumer and other loans	17,086	—	—
Municipal loans	3,886	—	—
Total	$2,255,104	$16,679	0.74%
Allowance for credit losses on loans		$26,435
Ratio of allowance for loan losses to total loans		1.17%
Ratio of non-accrual loans to total loans		0.74%
Ratio of allowance for loan losses to non-accrual loans		158.49%

The table below provides an allocation of the allowance for credit losses by loan category at December 31, 2025 and 2024.

.

(In Thousands)	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2025
Agriculture loans	$24	2.41%	$61,611	0.04%
Construction loans	2,113	6.76%	172,917	1.22%
Commercial & industrial	8,987	10.79%	275,824	3.26%
Commercial real estate loans
Multifamily	1,871	9.57%	244,554	0.77%
Owner occupied	6,649	21.35%	545,837	1.22%
Non-owner occupied	7,075	30.18%	771,537	0.92%
Residential real estate loans
First liens	3,586	14.75%	377,108	0.95%
Second liens	1,258	3.41%	87,051	1.45%
Consumer and other loans	84	0.67%	17,062	0.49%
Municipal loans	27	0.11%	2,767	0.98%
Total	31,674	100.00%	$2,556,268	1.24%

December 31, 2024
Agriculture loans	$11	3.00%	$67,741	0.02%
Construction loans	893	6.77%	152,619	0.59%
Commercial & industrial	4,093	10.90%	245,833	1.66%
Commercial real estate loans
Multifamily	1,805	9.39%	211,778	0.85%
Owner occupied	5,611	21.18%	477,742	1.17%
Non-owner occupied	9,345	27.86%	628,237	1.49%
Residential real estate loans
First liens	3,395	16.56%	373,469	0.91%
Second liens	1,154	3.40%	76,713	1.50%
Consumer and other loans	80	0.76%	17,086	0.47%
Municipal loans	48	0.17%	3,886	1.24%
Total	$26,435	100.00%	$2,255,104	1.17%

The allowance for credit losses increased $5.2 million from $26.4 million at December 31, 2024 to $31.7 million at December 31, 2025. The primary driver of the increased allowance for credit losses was attributable to a $5.0 million specific reserve established for a single commercial credit requiring full impairment at December 31, 2025 when compared to December 31, 2024. The provision for credit losses was $8.2 million for the year ended December 31, 2025, which is inclusive of a provision of $7.6 million for loans, a provision of $650 thousand for unfunded commitments, and a provision reversal of $68 thousand on the allowance for credit losses for held-to-maturity securities. The Company experienced increases in both overall loan delinquencies and non-performing loans when comparing December 31, 2025 to December 31, 2024. The balance of loan delinquencies increased $8.8 million at December 31, 2025 when compared to December 31, 2024, and as a percentage of total loans, delinquencies increased from 0.61% at December 31, 2024 to 0.89% at December 31, 2025. Total nonperforming loans increased $7.2 million when comparing December 31, 2025 to December 31, 2024. As a percentage of total loans, non-performing loans increased from 76 basis points at December 31, 2024 to 95 basis points at December 31, 2025. The loans that were individually assessed required a specific reserve of $6.4 million at December 31, 2025, compared to $4.9 million at December 31, 2024. The growth in the allowance was partially offset by a $2.0 million charge-off due to the sale of a PCD loan (see table below).

Resolution of PCD Loan:
(dollars in thousands)
Original principal outstanding at acquisition	$3,948
PCD specific reserve established	(2,289)
Net book value of PCD loan	1,659
Cash received upon payoff of PCD loan	1,930
Net reduction of PCD reserve at loan sale	(271)
Net reversal of PCD specific reserve	$(2,018)

Asset quality remained strong at December 31, 2025 with non-performing assets, which is defined as non-accrual loans, loans delinquent greater than 90 days and still accruing interest, and other real estate owned, was $24.4 million or 0.95% of total gross loans. This is compared to $17.2 million of non-performing assets at December 31, 2024, which equated to 0.76% of gross loans. The increase in non-accruals was primarily due to two relationships. The first was a residential loan with a carrying value of $5.9 million. The Company obtained an appraisal of the underlying collateral and no specific reserve was required as of December 31, 2025. The second relationship was a single commercial and industrial loan (the "Commercial Relationship") with total exposure of $5.0 million, requiring a full impairment. The determination of this resulted from concerns with the commercial relationship raised during the fourth quarter of 2025, leading to the identification of purported fraud activity in January 2026. The increase in non-accrual loans was partially offset by the successful sale of multiple properties from one owner-occupied commercial real estate relationship.

Additional information related to the provision for credit losses and net (charge-offs) recoveries is presented in the table below. Also see Note 5 - Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included in this report.

(In Thousands)	Provision Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2025
Agriculture loans	$13	$—	$63,660	—%
Construction loans	1,219	1	148,636	0.00
Commercial & industrial	5,263	(369)	268,555	(0.14)
Commercial real estate loans
Multifamily	66	—	225,334	-
Owner occupied	1,035	3	505,021	0.00
Non-owner occupied	(217)	(2,053)	691,114	(0.30)
Residential real estate loans
First liens	97	94	377,258	0.02
Second liens	103	1	82,194	0.00
Consumer and other loans	29	(25)	17,768	(0.14)
Municipal loans	(21)	—	3,019	—
Total	$7,587	$(2,348)	$2,382,559	(0.10)%

2024
Agriculture loans	$(1)	$—	$66,156	—%
Construction loans	(70)	4	183,336	0.00
Commercial & industrial	1,216	(63)	239,797	(0.03)
Commercial real estate loans
Multifamily	320	2	199,993	0.00
Owner occupied	(933)	(28)	494,221	(0.01)
Non-owner occupied	1,315	(43)	609,536	(0.01)
Residential real estate loans
First liens	(1,405)	22	403,828	0.01
Second liens	77	5	72,613	0.01
Consumer and other loans	154	(173)	16,677	(1.04)
Municipal loans	(31)	—	4,461	—
Total	$642	$(274)	$2,290,618	(0.01)%

Non-owner occupied CRE net charge-offs in the table above include the $2.0 million charge-off on PCD loan taken in 2025.

Total deposits grew by $194.2 million or 8.23%, from $2.36 billion at December 31, 2024 to $2.55 billion at December 31, 2025. Changes in the deposit types are presented in the table below:

(in thousands)	December 31, 2025	December 31, 2024	Change	%
Demand, noninterest-bearing	$603,728	$658,646	$(54,918)	(8.3)%
Demand, interest-bearing	658,523	525,173	133,350	25.4
Money market and savings	617,534	540,030	77,504	14.4
Time deposits, $250,000 and over	210,105	164,901	45,204	27.4
Time deposits, other	429,862	368,217	61,645	16.7
Brokered deposits	35,000	103,615	(68,615)	(66.2)
Total deposits	$2,554,752	$2,360,582	$194,170	8.2%

The above table does not include deposits that were held for sale related to the New Jersey Branch Sale at December 31, 2024.

The increase in deposits was due to the increase in interest bearing demand deposits, due to the Company's focus on opening commercial deposit accounts. The brokered time deposits at December 31, 2025 will all mature in the first quarter of 2026. Management utilizes brokered deposits as a supplement to core deposit funding from time to time and does not consider brokered deposits to be a primary source of funding. New accounts opened during 2025 also explained the growth in money market and savings accounts, contributing $103.4 million to the overall balance growth of $77.5 million. Offsetting the growth were changes in account balances and account closures, contributing $46.3 million. The remaining decrease was caused by accounts sold in the New Jersey Branch Sale.

During the second quarter of 2023 the Company entered into a pay fixed/received variable interest rate swap with a notional amount of $75 million which has a fixed rate of 3.28%, and a maturity of five years. As part of the transaction, the Company will receive an offset to the interest incurred on either a mix of one-month FHLB advances or brokered certificates of deposit at a rate equal to one-month SOFR. Our brokered time deposits balance at December 31, 2024 included a $75.0 million brokered deposit with a one-month maturity, however, as part of our interest rate swap transaction, the Company has committed to maintain either one-month advances from the FHLB or brokered deposits with a duration of one month through May of 2028. The $35.0 million in brokered deposits outstanding at December 31, 2025 mature in the first quarter of 2026.

The table below presents the daily average balances by deposit type and weighted average rates paid thereon for the years ended December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(In Thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, noninterest-bearing	$640,536	—%	$653,966	—%
Demand, interest-bearing	582,618	2.30%	476,686	2.17%
Money market and savings	595,229	2.29%	579,232	2.24%
Time deposits, other	596,161	4.21%	617,894	4.48%
Total Deposits	$2,414,544	2.16%	$2,327,778	2.19%

The Company has estimated deposits that exceed the FDIC insurance limit of $250,000 of $954.9 million and $807.5 million at December 31, 2025 and 2024, respectively. Total uninsured deposits are calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As of December 31, 2025, the total uninsured deposits includes $56.9 million of municipal deposits that exceed the FDIC insurance limits. These municipal deposits are fully secured with pledged securities from our available for sale securities portfolio. At December 31, 2025, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

(In Thousands)	December 31, 2025
Due within 3 months or less	$82,498
Due after 3 months and within 6 months	73,878
Due after 6 months and within 12 months	45,777
Due after 12 months	7,952
$210,105

At December 31, 2025 and 2024, FHLB borrowings were $115.0 million and $10.0 million, respectively. The FHLB advances outstanding at December 31, 2025 mature in the first quarter of 2026.

At both December 31, 2025 and 2024, long-term borrowings consisted of $40.0 million in long-term FHLB advances. In the first quarter of 2024, the Company replaced some of its existing overnight borrowings at a lower cost, $40.0 million term advance with a fixed interest rate of 4.827%, maturing in February 2026.

Subordinated debt with a carrying value of $22.3 million was assumed as part of the Partners Merger. The first tranche has a face value of $4.5 million and bear interest at a fixed rate of 6.875%, and matures in April 2028. The second tranche has a face value of $18.05 million and bears interest at a fixed rate of 6.0% until July 1, 2025, then floats at the three-month Secured Overnight Finance Rate ("SOFR") plus 590 basis points. Beginning July 1, 2025 through maturity, these notes may be redeemed by the Company. The subordinated notes mature on July 1, 2030.

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

The balance of subordinated debt was $62.3 million and $62.0 million at December 31, 2025 and 2024, respectively.

Total shareholders’ equity increased by $26.2 million, or 9.4%, from $280.2 million at December 31, 2024, to $306.4 million at December 31, 2025. The increase was primarily attributable to net income of $33.5 million for the year ended December 31, 2025. This increase was partially offset by dividends of $11.2 million and an increase in accumulated other comprehensive loss of $2.2 million.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

General: Net income was $33.5 million for the year ended December 31, 2025, or $0.90 per diluted share, an increase of $7.3 million compared to net income of $26.2 million, or $0.71 per diluted share, for the year ended December 31, 2024.

The increase in net income for the year ended December 31, 2025 as compared to the prior year was primarily the result of an increase in noninterest income of $13.1 million and an increase in interest and dividend income of $5.9 million. These gains were partially offset by an increase in the provision for credit losses of $7.9 million and an increase in interest expense of $1.5 million.

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

	For the Year Ended December 31,
	2025			2024
(Dollars in thousands)	Avg Bal	Interest (2)	Yield/Rate	Avg Bal	Interest (2)	Yield/Rate
Int. Earn. Cash	$126,531	$4,633	3.66%	$111,790	$4,890	4.37%
Securities
Taxable (1)	176,647	8,608	4.87%	128,140	6,206	4.84%
Tax-Exempt	43,468	1,768	4.07%	43,134	1,839	4.26%
Total Securities	220,115	10,376	4.71%	171,274	8,045	4.70%
Total Cash Equiv. and Investments	346,646	15,009	4.33%	283,064	12,935	4.57%
Total Loans (3)	2,392,590	149,951	6.27%	2,290,618	146,175	6.38%
Total Interest-Earning Assets	2,739,236	164,960	6.02%	2,573,682	159,110	6.18%
Other Assets	192,063			205,568
Total Assets	$2,931,299			$2,779,250
Interest bearing demand	$582,618	$13,396	2.30%	$476,686	$10,344	2.17%
Money market demand	595,229	13,619	2.29%	579,232	12,981	2.24%
Time deposits	596,161	25,100	4.21%	617,894	27,708	4.48%
Total Borrowings(4)	187,859	8,184	4.36%	149,572	7,797	5.21%
Total Interest-Bearing Liabilities	1,961,867	60,299	3.07%	1,823,384	58,830	3.23%
Non Int Bearing Deposits	640,536			653,966
Total Cost of Funds	$2,602,403	$60,299	2.32%	$2,477,350	$58,830	2.37%
Other Liabilities	31,938			29,515
Total Liabilities	$2,634,341			$2,506,865
Shareholders' Equity	$296,958			$272,385
Total Liabilities & Shareholders' Equity	$2,931,299			$2,779,250
Net Interest Income/Spread (FTE)		104,661	2.95%		100,280	2.95%
Tax-Equivalent Basis Adjustment		(371)			(386)
Net Interest Income		$104,290			$99,894
Net Interest Margin			3.81%			3.88%
(1) Taxable income on securities includes income from available for sale securities and income from certificates of deposits with other banks.
(2) Income stated on a tax equivalent basis which is non-GAAP and is reconciled to GAAP at the bottom of the table.
(3) Includes the balances of nonaccrual loans.
(4) Includes the effect of the interest rate swap, which reduced interest expense by $734 thousand and $1.42 million for the years ended December 31, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table reflects the sensitivity of the Company’s interest income and interest expense to changes in volume and in yields on interest-earning assets and costs of interest-bearing liabilities during the years indicated.

	Year Ended December 31, 2025 vs. 2024 Increase (Decrease) Due To:
(Dollars in thousands)	Rate	Volume	Net
Interest Income:
Int. Earn. Cash	$(901)	$644	$(257)
Securities
Taxable	53	2,349	2,402
Tax-Exempt	(85)	14	(71)
Total Securities	(32)	2,363	2,331
Total Loans	(2,632)	6,408	3,776
Total Interest-Earning Assets	(3,565)	9,415	5,850
Interest Expense:
Interest bearing demand	757	2,295	3,052
Money market demand	298	340	638
Time deposits	(1,634)	(974)	(2,608)
Total Borrowings	(1,597)	1,984	387
Total Interest-Bearing Liabilities	(2,176)	3,645	1,469
Change in Net Interest Income	$(1,389)	$5,770	$4,381

Net Interest Income: Net interest income before provision for credit losses increased by $4.4 million, or 4.37%, to $104.3 million for the year ended December 31, 2025, compared to $99.9 million for the year ended December 31, 2024. This increase can be attributed to an increase in interest income resulting from a higher average balance in interest-earning assets as compared to the year ended December 31, 2024. This increase was partially offset by an increase in interest expense resulting from an increase in the average balance of interest bearing liabilities. The net interest margin decreased seven basis points to 3.81% for the year ended December 31, 2025 from 3.88% for the year ended December 31, 2024.

Interest Income: Interest income increased to $164.6 million for the year ended December 31, 2025, compared with $158.7 million for the year ended December 31, 2024 primarily due to an increase in interest income on loans as a result of the growth in average loans. The growth in the average balance of interest earning assets which increased $165.6 million to $2.74 billion for the year ended December 31, 2025 compared to $2.57 billion for the year ended December 31, 2024 contributed $9.4 million in growth of interest income. The growth in the average balance of interest earning assets was due primarily to the increase in the average balance of loans which increased $102.0 million to $2.39 billion for the year ended December 31, 2025 as compared to 2024 as a result of growth in the commercial loan portfolio. This growth was partially offset by a decrease in the average yield on loans which decreased 11 basis points on an annualized basis from 6.38% for the year ended December 31, 2024 to 6.27% for the year ended December 31, 2025. In general, the lower average yield on the loan portfolio can be attributable to the amount of income recognized from the amortization of net loan discounts. Amortization of net loan discounts as part of purchase accounting adjustments to acquired loans primarily from the Partners Merger contributed $11.1 million to the increase in interest income during the year ended December 31, 2025 compared to $14.7 million for 2024. Overall, the average yield of interest earning assets decreased 16 basis points on an annualized basis to 6.02% for the year ended December 31, 2025 as compared to 2024.

Interest Expense: Interest expense increased by $1.5 million or 2.50% to $60.3 million for the year ended December 31, 2025, compared to $58.8 million for the year ended December 31, 2024. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities, which increased $138.5 million to $1.96 billion for the year ended December 31, 2025 compared to $1.82 billion for the year ended December 31, 2024. The increase in the average balance of interest-bearing liabilities was primarily due to the increase in the average balance of interest-bearing deposits which increased $100.2 million, or 6.0% from $1.7 billion for the year ended December 31, 2024 to $1.8 billion for the year ended December 31, 2025. The increase in interest expense was partially offset by a decrease in the interest rate paid on interest earning liabilities. The average rate paid on interest-bearing liabilities decreased 16 basis points on an annualized basis from 3.23% for the year ended December 31, 2024 to 3.07% for the year ended December 31, 2025. Amortization of net discounts on acquired interest bearing liabilities recorded as part of purchase accounting adjustments through the Partners Merger contributed $522 thousand to interest expense during the year ended December 31, 2025 compared to amortization of $2.2 million for the year ended December 31, 2024. Interest expense on borrowings was reduced by $734 thousand and $1.42 million for the years ended December 31, 2025 and 2024 respectively due to the impact of the interest rate swap.

Provision for Credit Losses: The provision for credit losses is the resulting expense from the allowances for credit losses on loans, unfunded commitments, and held-to-maturity securities. The provision for credit losses was $8.2 million for the year ended December 31, 2025, compared to a provision of $257 thousand for the year ended December 31, 2024. The majority of the increase in the provision for credit losses was attributable to the Commercial Relationship.

The Company completes a comprehensive quarterly evaluation to determine its provision for credit losses. The evaluation reflects analyses of individual borrowers and historical loss experience, and changes in net loan balances, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for credit losses.

Non-interest Income: Non-interest income increased by $13.1 million to $21.9 million for the year ended December 31, 2025, from $8.9 million for the year ended December 31, 2024. The increase was primarily due to: (1) the gain on the New Jersey Branch Sale of $11.1 million; (2) an increase of $1.1 million in other income consisting primarily of $918 thousand increase in swap fee income; and (3) an increase of $449 thousand in gain on sale of loans, primarily residential loans.

Non-interest Expenses: Non-interest expenses increased $529 thousand or 0.70%, from $74.9 million for the year ended December 31, 2024, to $75.4 million for the year ended December 31, 2025. The increase was primarily due to: (1) an increase in salaries and employee benefits of $2.1 million related to an increase in incentive compensation accruals; and (2) an increase of $615 thousand in equipment and data processing. These increases were partially offset by: (1) a decrease in FDIC insurance and supervisory fees of $566 thousand; (2) a decrease in amortization of intangibles of $487 thousand; and (3) a decrease in occupancy costs of $444 thousand.

Income Tax Expense/Benefit: Income tax expense for the year ended December 31, 2025 totaled $9.1 million compared to an income tax expense of $7.4 million for 2024 primarily as a result of an increase in income before income tax expense. The income tax expense recognized for the year ended December 31, 2025 was the direct result of our net income adjusted for tax free income and non-deductible merger related expenses. We recognized income tax expense for the year ended December 31, 2025 at an effective tax rate of 21.3% which is greater than our statutory tax rate of 21%. As a result of the Partners Merger, the Company has nexus in states with applicable state corporate income taxes which is adding to the effective tax rate and resulting in a rate greater than our statutory federal tax rate of 21%. This is as compared to an effective tax rate of 22.0% for the year ended December 31, 2024.

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

The Company reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Certificates of deposit due within one year of December 31, 2025 totaled $630.8 million, or 93.5% of our certificates of deposit, and 24.7% of total deposits. Of these certificates of deposits, $35.0 million are brokered deposits which will mature in the first quarter of 2026. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. Additionally, approximately 10.9% of our deposits (measured on a year-to-date average balance) consisted of balances in escrow-type deposits which are distributed among different customers with no customer exceeding our policy limits on size of deposits.

While deposits are the Company’s primary source of funds, when needed the Company is also able to generate cash through borrowings from the FHLB. At December 31, 2025, the Company had remaining available capacity with the FHLB, subject to certain collateral restrictions, of approximately $682.9 million. There were $115.0 million in FHLB advances outstanding at December 31, 2025, which matured in the first quarter of 2026.

In addition to our available borrowing capacity at the FHLB, the Company has bank-level lines of credit with multiple financial institutions and a line at the Federal Reserve Bank Discount Window that provides additional liquidity at December 31, 2025.

The following table shows the Company’s available borrowing capacity at December 31, 2025.

(In Thousands)
Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$797,897	$115,000	$682,897
Federal Reserve Bank Discount Window	23,116	—	23,116
Correspondent Banks	77,000	—	77,000
Total	$898,013	$115,000	$783,013

Consistent with the Company’s goals to operate as a sound and profitable financial institution, the Company actively seeks to maintain the Bank's status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2025 and 2024, the Bank met the capital requirements to be considered “well capitalized.” See Note 16 within the Notes to the Consolidated Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

See Note 16 within the Notes to the Consolidated Financial Statements beginning for more information regarding the Company’s off-balance sheet arrangements.

For disclosures of the Company’s future obligations under operating leases, please see Note 6 within the Notes to the Consolidated Financial Statements. For disclosures of the Company’s contractual obligations related to certificates of deposits, please see Note 8 within the Notes to the Consolidated Financial Statements.

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

Changes in the FOMC's median forecasted year over year U.S. civilian unemployment rate, the year over year change in U.S. GDP, and S&P/Case-Shiller U.S. National Home Price Index ("HPI") could have a material impact on the model's estimation of the allowance. FOMC projections are sourced from a quarterly Summary of Projections, which accompanies select FOMC meetings. An immediate "shock" or increase of 25% in the FOMC's projected rate of U.S. civilian unemployment, a decrease of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% decrease in the HPI would increase the model's total calculated allowance by approximately $6.3 million, or 19.9%, to $38.0 million as of December 31, 2025, assuming qualitative adjustments are kept at current levels. An immediate decrease of 25% in the FOMC's projected rate of U.S. civilian unemployment, an increase of 25% in the FOMC's projected rate of U.S. GDP growth, and 25% increase in the HPI would decrease the model's total calculated allowance by approximately $4.2 million, or 13.2%, to $27.5 million as of December 31, 2025, assuming qualitative adjustments are kept at current levels. While management's current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LINKBANCORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LINKBANCORP, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.R. Snodgrass, P.C.

Conshohocken, Pennsylvania

March 12, 2026

LINKBANCORP, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
(In Thousands, except share and per share data)
ASSETS
Noninterest-bearing cash equivalents	$15,482	$13,834
Interest-bearing deposits with other institutions	36,811	152,266
Cash and cash equivalents	52,293	166,100
Securities available for sale, at fair value	262,620	145,590
Securities held to maturity (Fair value of $25,211 and $30,284, respectively)	25,876	31,967
Less: Allowance for credit losses - securities	(391)	(459)
Securities held to maturity, net	25,485	31,508
Loans receivable	2,556,729	2,255,749
Less: Allowance for credit losses - loans	(31,674)	(26,435)
Net loans	2,525,055	2,229,314
Investments in restricted bank stock	7,735	5,209
Premises and equipment, net	15,957	18,029
Right-of-Use Asset – Premises	15,225	14,913
Bank-owned life insurance	53,708	52,079
Goodwill	58,806	58,806
Other intangible assets, net	15,366	20,955
Deferred tax asset	16,889	18,866
Assets held for sale	—	94,146
Accrued interest receivable and other assets	21,790	23,263
TOTAL ASSETS	$3,070,929	$2,878,778
LIABILITIES
Deposits:
Demand, noninterest bearing	$603,728	$658,646
Interest bearing	1,951,024	1,701,936
Total deposits	2,554,752	2,360,582
Long-term borrowings	40,000	40,000
Short-term borrowings	75,000	10,000
Note payable	—	565
Subordinated debt	62,281	61,984
Lease liabilities	15,564	15,666
Allowance for credit losses - unfunded commitments	2,507	1,857
Liabilities held for sale	—	93,777
Accrued interest payable and other liabilities	14,393	14,126
TOTAL LIABILITIES	2,764,497	2,598,557
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 1, 6, and 16)
SHAREHOLDERS’ EQUITY
Preferred stock (At December 31, 2025 and December 31, 2024: no par value; 5,000,000 shares authorized; no shares issued and outstanding.)	—	—
Common stock (At December 31, 2025 and December 31, 2024: $0.01 par value; 50,000,000 shares authorized; 37,457,914 and 37,370,917 shares issued and outstanding, respectively.)	370	370
Surplus	266,090	264,449
Retained earnings	42,300	19,947
Accumulated other comprehensive loss	(2,328)	(4,545)
TOTAL SHAREHOLDERS' EQUITY	306,432	280,221
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,070,929	$2,878,778

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
(In Thousands, except share and per share data)
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$149,951	$146,175
Investment securities:
Taxable	8,608	6,206
Exempt from federal income tax	1,397	1,453
Other	4,633	4,890
Total interest and dividend income	164,589	158,724
INTEREST EXPENSE
Deposits	52,115	51,033
Other borrowings	3,965	3,977
Subordinated debt	4,219	3,820
Total interest expense	60,299	58,830
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	104,290	99,894
Provision for credit losses	8,169	257
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	96,121	99,637
NONINTEREST INCOME
Service charges on deposit accounts	4,311	4,036
Bank-owned life insurance	1,772	1,633
Net realized gains on the sales of debt securities	—	4
Gain on sale of loans	719	270
Gain on sale of branches	11,093	—
Other	4,020	2,919
Total noninterest income	21,915	8,862
NONINTEREST EXPENSE
Salaries and employee benefits	43,144	41,061
Occupancy	5,501	5,945
Equipment and data processing	7,789	7,174
Professional fees	2,553	2,830
FDIC insurance and supervisory fees	1,830	2,396
Intangible amortization	4,291	4,778
Merger & restructuring expenses	707	914
Advertising	603	633
Other	9,015	9,173
Total noninterest expense	75,433	74,904
Income before income tax expense	42,603	33,595
Income tax expense	9,092	7,386
NET INCOME	$33,511	$26,209
EARNINGS PER SHARE, BASIC	$0.90	$0.71
EARNINGS PER SHARE, DILUTED	$0.90	$0.71
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	37,173,548	36,990,672
DILUTED	37,315,644	37,105,614

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024
(In Thousands)
Net income	$33,511	$26,209
Components of other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4,485	(2,626)
Tax effect	(942)	552
Net of tax amount	3,543	(2,074)

Unrealized loss on cash flow hedges	(2,412)	(484)
Adjustment for amounts reclassified into net income	734	1,422
Tax effect	352	(197)
Net of tax amount	(1,326)	741

Reclassification adjustment for debt securities gains realized in net income	—	(4)
Tax effect	—	1
Net of tax amount	—	(3)
Total other comprehensive income (loss)	2,217	(1,336)
Total comprehensive income	$35,728	$24,873

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2024	37,370,917	$370	$264,449	$19,947	$(4,545)	$280,221
Net income	—	—	—	33,511	—	33,511
Dividends declared ($0.30 per share)	—	—	—	(11,158)	—	(11,158)
Employee stock purchase plan	30,833	—	209	—	—	209
Issuance of common stock including proceeds from exercise of common stock compensation plans(1)	58,461	—	79	—	—	79
Retirement of restricted shares	(2,297)	—	(59)	—	—	(59)
Stock compensation amortization	—	—	1,412	—	—	1,412
Other comprehensive income	—	—	—	—	2,217	2,217
Balance, December 31, 2025	37,457,914	$370	$266,090	$42,300	$(2,328)	$306,432

(1) Issuance of common stock includes 11,077 of stock options and 47,384 of restricted stock units which is net of shares held for tax purposes.

(In Thousands, except share data)	Common Stock Shares	Common Stock Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Parent	Noncontrolling interest in consolidated subsidiary	Total Shareholders' Equity
Balance, December 31, 2023	37,340,700	$369	$263,310	$4,843	$(3,209)	$265,313	$483	$265,796
Net income	—	—	—	26,209	—	26,209	—	26,209
Dividends declared ($0.30 per share)	—	—	—	(11,105)	—	(11,105)	—	(11,105)
Exercise of stock options	2,377	—	14	—	—	14	—	14
Employee stock purchase plan	30,199	1	152	—	—	153	—	153
Stock compensation amortization	—	—	988	—	—	988	—	988
Dissolution of Minority Interest	—	—	—	—	—	—	(483)	(483)
Retirement of restricted shares	(2,359)	—	(15)	—	—	(15)	—	(15)
Other comprehensive loss	—	—	—	—	(1,336)	(1,336)	—	(1,336)
Balance, December 31, 2024	37,370,917	$370	$264,449	$19,947	$(4,545)	$280,221	$—	$280,221

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Year Ended December 31,
(In Thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$33,511	$26,209
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of branches	(11,093)	—
Provision for credit losses	8,169	257
Depreciation	1,648	1,892
Amortization of intangible assets	4,291	4,778
Accretion of discounts, net	(10,496)	(11,747)
Origination of loans to be sold	(22,096)	(10,093)
Proceeds from loan sales	22,815	10,363
Gain on sale of loans	(719)	(270)
Share-based and deferred compensation	2,301	1,864
Bank-owned life insurance income	(1,772)	(1,633)
Gain on sale of debt securities, available for sale	—	(4)
Change in accrued interest receivable and other assets	(1,097)	5,939
Change in accrued interest payable and other liabilities	281	(1,977)
Other, net	(477)	(136)
Net cash provided by operating activities	25,266	25,442

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	1,691
Proceeds from calls and maturities	3,245	10,230
Proceeds from principal repayments	22,464	13,255
Purchases	(137,564)	(57,322)
Investment securities held to maturity:
Proceeds from principal repayments	6,134	5,055
Purchases	—	(250)
Purchase of restricted investment in bank stocks	(12,363)	(16,530)
Redemption of restricted investment in bank stocks	9,837	15,286
Increase in loans, net	(298,085)	(91,433)
Purchase of bank-owned life insurance	—	(1,599)
Payment of death benefit under bank owned life insurance	143	—
Cash paid to buy-out minority interest	—	(483)
Proceeds from disposal of premises and equipment	1,358	2,967
Purchase of premises and equipment	(1,461)	(2,885)
Proceeds from sale of branches, net	26,194	—
Net cash used in investing activities	(380,098)	(122,018)

FINANCING ACTIVITIES
Increase in deposits, net	186,895	153,425
Change in short-term borrowings, net	65,000	—
Proceeds from long-term borrowings	—	40,000
Issuance of shares from exercise of stock options	79	14
Dividends paid	(11,158)	(11,105)
Net proceeds from issuance of common stock	209	152
Net cash provided by financing activities	241,025	182,486
(Decrease) increase in cash and cash equivalents	(113,807)	85,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	166,100	80,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,293	$166,100

See accompanying notes to the consolidated financial statements.

LINKBANCORP, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Year Ended December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$60,258	$58,431
Federal income taxes	$11,807	$9,009
State income taxes	$1,462	$1,175
Reclassification of New Jersey branch loans from portfolio loans to assets held-for-sale, net	$—	$(21,528)
Reclassification of New Jersey branch assets to assets held-for-sale, net	$—	$175
Reclassification of New Jersey branch deposits to liabilities held-for-sale, net	$—	$6,124
Reclassification of New Jersey branch liabilities to liabilities held-for-sale, net	$—	$(124)

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

On December 18, 2025, the Company and Burke & Herbert Financial Services Corp., a Virginia corporation ("BHRB"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into BHRB, with BHRB as the surviving corporation (the "Merger"). The Merger Agreement further provides that immediately following the Merger, the Bank will merge with and into Burke & Herbert Bank & Trust Company, a Virginia chartered bank and a wholly-owned Subsidiary of BHRB ("B&H Bank"), with B&H Bank as the surviving bank. Shareholders of the Company will receive 0.1350 of a BHRB share of common stock for each share of common stock of the Company that they own. The Merger Agreement was unanimously approved by the board of directors of each of the Company and BHRB.

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

Under the Agreement, AHFCU acquired $105.0 million in loans, $2.1 million in fixed assets, and $87.1 million in deposits. The total deposit premium paid by AHFCU was 7% or $6.2 million. With respect to acquired loans, AHFCU paid an amount equal to the principal balances plus any accrued but unpaid interest and late charges on the loans measured as of the closing date. Unamortized loan discounts of $6.7 million were taken into income which was included within the gain on sale. Core deposit intangibles of $1.3 million were written off and included within the gain on sale. AHFCU paid book value for fixed assets, real estate, and other assets located at the owned branches. The Transaction resulted in an after-tax gain, net of transaction costs, of approximately $8.7 million.

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

Loans that do not share similar risk characteristics are evaluated on an individual basis. Loans are evaluated individually generally based on nonaccrual and delinquency status. Loans evaluated individually are not included in the collective evaluation described above. When management determines that foreclosure is probable, expected credit losses are based on the fair value of collateral at the reporting date, adjusted for selling costs as appropriate.

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

Investment in Restricted Stock, at Cost

The Company holds restricted stock in the FHLB and the Atlantic Community Bancshares, Inc. (“ACBB”) which is carried at cost. The Company held $375 of ACBB stock at both December 31, 2025 and 2024, respectively. The Company held $7,360 and $4,834 of FHLB stock at December 31, 2025 and 2024, respectively. The FHLB stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost, and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

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

Other Real Estate Owned

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair value of the real estate or other assets to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other noninterest income or other noninterest expense. As of December 31, 2025 and 2024, the Company had no other real estate owned. At December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $211.

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

Stock Warrants

The Company issued stock purchase warrants in connection with its initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10 per share. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. The Board has made no additional authorization to issue any further warrants as of December 31, 2025 and has no current plans for future issuance of warrants. To date, organizers have not exercised any warrants since their issuance.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2025 and 2024 were $603 and $633, respectively, and were included within Other Expenses within the Consolidated Statements of Operations.

Assets and Liabilities Held for Sale

At December 31, 2024, the Company held assets and liabilities for sale in connection with the New Jersey Branch Sale, which were held at lower of their carrying value or fair value less cost to sell. Depreciation and amortization was stopped at the time the assets were classified as held for sale.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans.

The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach that had previously only been applicable to Purchased Credit Deteriorated ("PCD") loans. Under this ASU, loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" will be subject to the gross-up approach at acquisition, and no longer subject to the "Day 1" credit loss expense previously required for non-PCD assets. The amendments in ASU 2025-08 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-08.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU provide clarity on the current interim reporting requirements, require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity, and provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU apply to all entities that provide interim financial statements and notes in accordance with GAAP. The amendments in ASU 2025-11 are effective for public business entities with interim reporting periods within annual reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 but the adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

2.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investment securities available for sale are summarized as follows:

	December 31, 2025
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$11,337	$293	$(1)	$—	$11,629
Obligations of state and political subdivisions	49,892	81	(2,459)	—	47,514
Mortgage-backed securities in government-sponsored entities	203,984	1,223	(2,158)	—	203,049
Other securities	434	—	(6)	—	428
	$265,647	$1,597	$(4,624)	$—	$262,620

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$12,250	$—	$(367)	$11,883	$(391)
Structured mortgage-backed securities	13,626	—	(298)	13,328	—
	$25,876	$—	$(665)	$25,211	$(391)

	December 31, 2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
US Government Agency securities	$13,017	$96	$(40)	$—	$13,073
Obligations of state and political subdivisions	51,254	10	(4,063)	—	47,201
Mortgage-backed securities in government-sponsored entities	88,289	61	(3,567)	—	84,783
Other securities	542	—	(9)	—	533
	$153,102	$167	$(7,679)	$—	$145,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity:
Corporate debentures	$15,250	$—	$(984)	$14,266	$(459)
Structured mortgage-backed securities	16,717	6	(705)	16,018	—
	$31,967	$6	$(1,689)	$30,284	$(459)

The following tables show the Company's gross unrealized loss positions for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time the individual debt securities have been in a continuous unrealized loss position.

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$—	$—	$1,999	$(1)	$1,999	$(1)
Obligations of state and political subdivisions	2,720	(4)	32,775	(2,455)	35,495	(2,459)
Mortgage-backed securities in government-sponsored entities	99,036	(563)	28,433	(1,595)	127,469	(2,158)
Other securities	—	—	306	(6)	306	(6)
	$101,756	$(567)	$63,513	$(4,057)	$165,269	$(4,624)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available for Sale:
US Government Agency Securities	$3,960	$(40)	$—	$—	$3,960	$(40)
Obligations of state and political subdivisions	11,433	(273)	34,345	(3,790)	45,778	(4,063)
Mortgage-backed securities in government-sponsored entities	45,629	(902)	29,877	(2,665)	75,506	(3,567)
Other securities	—	—	533	(9)	533	(9)
	$61,022	$(1,215)	$64,755	$(6,464)	$125,777	$(7,679)

No allowance for credit losses on available for sale debt securities was required at December 31, 2025 or 2024. The Company reviews its position quarterly and believes that as of December 31, 2025 and 2024, the declines outlined in the above tables represent temporary declines, and the Company does not intend to sell, and does not believe it will be required to sell, these debt securities before recovery of their cost basis, which may be at maturity. There were 187 and 210 available for sale debt securities with unrealized losses at December 31, 2025 and 2024, respectively. The Company has concluded that the unrealized losses disclosed above are the result of interest rate changes and market conditions that are not expected to result in the non-collection of principal and interest during the year. Accrued interest receivable on available for sale debt securities totaled $1,260 and $817 at December 31, 2025 and 2024, respectively, which is excluded from the estimate of credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $195 and $278 at December 31, 2025 and 2024, respectively, which is excluded from the estimate of credit losses.

The Company monitors the credit quality of corporate debentures held to maturity through the use of credit ratings, where available, and financial analysis, including capital monitoring and financial performance analysis. The Company monitors these securities on a quarterly basis. There were nine and ten held-to-maturity debt securities with unrealized losses at December 31, 2025 and 2024, respectively.

The following tables presents the activity in the allowance for credit losses for corporate debentures held to maturity for the twelve months ended December 31, 2025 and 2024.

For the Year Ended December 31,
(in Thousands)	2025
Balance, December 31, 2024	$459
Changes in the allowance for credit losses	(68)
Balance, December 31, 2025	$391

For the Year Ended December 31,
(in Thousands)	2024
Balance, December 31, 2023	$512
Credit to allowance for credit losses	(53)
Balance, December 31, 2024	$459

As of December 31, 2025, amortized cost and fair value by contractual maturity, where applicable, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to prepay obligations with or without penalty.

	Available for Sale Securities		Held to Maturity Securities
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,088	$3,086	$—	$—
Due after one year through five years	15,151	15,064	3,000	2,994
Due after five years through ten years	18,614	18,414	9,250	8,889
Due after ten years	24,376	22,579	—	—
Mortgage-backed securities and Collateralized mortgage obligations	203,984	203,049	13,626	13,328
Other securities	434	428	—	—
	$265,647	$262,620	$25,876	$25,211

The following table summarizes sales of debt securities for the year ended December 31, 2024. There were no sales of debt securities for the year ended December 31, 2025.

For the Year Ended December 31,
(In Thousands)	2024
Proceeds	$1,691
Gross gains	4
Gross losses	—
Net gains (losses)	$4

The tax provision related to these realized gains was approximately $1 as of December 31, 2024.

The Company had pledged debt securities with a carrying value of $55,130 and $57,852 to secure public monies as of December 31, 2025 and 2024, respectively.

3. LOANS RECEIVABLE

The portfolio segments and classes of loans are as follows:

(In Thousands)	December 31, 2025	December 31, 2024
Agriculture and farmland loans	$61,611	$67,741
Construction loans	172,917	152,619
Commercial & industrial loans	275,824	245,833
Commercial real estate loans
Multifamily	244,554	211,778
Owner occupied	545,837	477,742
Non-owner occupied	771,537	628,237
Residential real estate loans
First liens	377,108	373,469
Second liens and lines of credit	87,051	76,713
Consumer and other loans	17,062	17,086
Municipal loans	2,767	3,886
	2,556,268	2,255,104
Deferred costs	461	645
Allowance for credit losses	(31,674)	(26,435)
Total	$2,525,055	$2,229,314

The above table does not include loans that are held for sale related to the New Jersey branch sale at December 31, 2024.

The Company originates commercial, residential, and consumer loans within its primary market areas of southcentral and southeastern Pennsylvania, northern Virginia, eastern Maryland, and Delaware. A significant portion of the loan portfolio is secured by real estate.

At December 31, 2025 and 2024, the Company serviced residential mortgage loans for the FHLB in the amount of $37,342 and $40,578, respectively.

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

The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for credit losses adequate to cover expected credit losses in the loan portfolio at December 31, 2025.

The following tables summarize the activity in the allowance for credit losses by loan segment for the year ended December 31, 2025.

	Beginning balance	Charge-offs	Charge-offs on PCD Acquired Loans	Recoveries	Provision for credit losses	Ending balance
(In Thousands)	For the Year Ended December 31, 2025
Allowance for credit losses:
Agriculture and farmland	$11	$—	$—	$—	$13	$24
Construction	893	(8)	—	9	1,219	2,113
Commercial & industrial	4,093	(374)	—	5	5,263	8,987
Commercial real estate
Multifamily	1,805	—	—	—	66	1,871
Owner occupied	5,611	—	—	3	1,035	6,649
Non-owner occupied	9,345	(35)	(2,018)	—	(217)	7,075
Residential real estate
First liens	3,395	(3)	—	97	97	3,586
Second liens and lines of credit	1,154	—	—	1	103	1,258
Municipal	48	—	—	—	(21)	27
Consumer	80	(30)	—	5	29	84
Total	$26,435	$(450)	$(2,018)	$120	$7,587	$31,674

	Beginning balance	Charge-offs	Recoveries	Allowance for Credit Losses on PCD Acquired Loans	Provision for credit losses	Ending balance
(In Thousands)	For the Year Ended December 31, 2024
Allowance for credit losses:
Agriculture and farmland	$12	$—	$—	$—	$(1)	$11
Construction	959	—	4	—	(70)	893
Commercial & industrial	2,940	(152)	89	—	1,216	4,093
Commercial real estate
Multifamily	1,483	—	2	—	320	1,805
Owner occupied	6,572	(29)	1	—	(933)	5,611
Non-owner occupied	5,773	(54)	11	2,300	1,315	9,345
Residential real estate
First liens	4,778	(4)	26	—	(1,405)	3,395
Second liens and lines of credit	1,072	(9)	14	—	77	1,154
Municipal	79	—	—	—	(31)	48
Consumer	99	(185)	12	—	154	80
Total	$23,767	$(433)	$159	$2,300	$642	$26,435

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 89 days still accruing by segments of the loan portfolio.

	As of December 31, 2025
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$818	$—	$818	$—
Construction	354	143	497	—
Commercial & industrial	598	5,385	5,983	—
Commercial real estate
Multifamily	502	—	502	—
Owner occupied	3,592	2,040	5,632	249
Non-owner occupied	330	—	330	—
Residential real estate
First liens	9,920	—	9,920	—
Second liens and lines of credit	461	—	461	—
Municipal	—	—	—	—
Consumer	—	—	—	—
Total	$16,575	$7,568	$24,143	$249

	December 31, 2024
(In Thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with a related Allowance for Credit Loss	Total Nonaccrual	Loans 90 days or greater past due still accruing
Agriculture and farmland	$—	$—	$—	$—
Construction	9	—	9	157
Commercial & industrial	125	7	132	—
Commercial real estate
Multifamily	—	—	—	—
Owner occupied	6,171	3,581	9,752	—
Non-owner occupied	398	3,931	4,329	—
Residential real estate
First liens	1,975	—	1,975	289
Second liens and lines of credit	482	—	482	—
Municipal	—	—	—	—
Consumer	—	—	—	48
Total	$9,160	$7,519	$16,679	$494

The Company recognized $940 and $605 of interest income on nonaccrual loans during the year ended December 31, 2025 and 2024, respectively.

The following table presents, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of December 31, 2025 and 2024.

	December 31, 2025
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$818	$—	$—	$818
Construction	497	—	—	497
Commercial & industrial loans	—	5,983	—	5,983
Commercial real estate loans
Multifamily	502	—	—	502
Owner occupied	5,632	—	—	5,632
Non-owner occupied	330	—	—	330
Residential real estate loans
First liens	9,920	—	—	9,920
Second liens and lines of credit	461	—	—	461
Municipal	—	—	—	—
Consumer	—	—	—	—
	$18,160	$5,983	$—	$24,143

	December 31, 2024
(In Thousands)	Real Estate	Business Assets	Other	Total
Agriculture and farmland loans	$—	$—	$—	$—
Construction	9	—	—	9
Commercial & industrial loans	—	132	—	132
Commercial real estate loans
Multifamily	—	—	—	—
Owner occupied	9,752	—	—	9,752
Non-owner occupied	4,329	—	—	4,329
Residential real estate loans
First liens	1,975	—	—	1,975
Second liens and lines of credit	482	—	—	482
Municipal	—	—	—	—
Consumer	—	—	—	—
	$16,547	$132	$—	$16,679

The following table presents an aging analysis of the recorded investment of past due loans at December 31, 2025 and December 31, 2024.

	December 31, 2025
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$107	$—	$474	$581	$61,030	$61,611
Construction	—	—	497	497	172,420	172,917
Commercial & industrial	4,978	75	638	5,691	270,133	275,824
Commercial real estate
Multifamily	988	—	—	988	243,566	244,554
Owner occupied	—	—	5,881	5,881	539,956	545,837
Non-owner occupied	—	—	244	244	771,293	771,537
Residential real estate
First liens	1,471	383	6,433	8,287	368,821	377,108
Second liens and lines of credit	166	51	241	458	86,593	87,051
Municipal	—	—	—	—	2,767	2,767
Consumer	—	—	—	—	17,062	17,062
Total	$7,710	$509	$14,408	$22,627	$2,533,641	$2,556,268

	December 31, 2024
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Agriculture and farmland	$23	$—	$—	$23	$67,718	$67,741
Construction	197	—	166	363	152,256	152,619
Commercial & industrial	41	—	90	131	245,702	245,833
Commercial real estate
Multifamily	314	—	—	314	211,464	211,778
Owner occupied	334	660	8,768	9,762	467,980	477,742
Non-owner occupied	—	—	398	398	627,839	628,237
Residential real estate
First liens	686	317	1,220	2,223	371,246	373,469
Second liens and lines of credit	191	119	276	586	76,127	76,713
Municipal	—	—	—	—	3,886	3,886
Consumer	7	1	48	56	17,030	17,086
Total	$1,793	$1,097	$10,966	$13,856	$2,241,248	$2,255,104

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of December 31, 2025. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.

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

The following table presents the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2025.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$3,491	$10,226	$964	$12,992	$7,748	$21,291	$3,661	$—	$60,373
Special mention	—	—	—	—	—	173	247	—	420
Substandard or lower	—	—	—	—	—	818	—	—	818
Total Agriculture and farmland	$3,491	$10,226	$964	$12,992	$7,748	$22,282	$3,908	$—	$61,611
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	64,770	47,386	26,896	11,684	11,815	5,007	4,862	—	172,420
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	497	—	—	—	—	—	497
Total Construction	64,770	47,386	27,393	11,684	11,815	5,007	4,862	—	172,917
Construction
Current period gross charge-offs	—	—	—	—	—	8	—	—	8
Commercial & industrial
Pass	34,447	40,776	18,126	11,718	13,646	8,146	136,650	—	263,509
Special mention	165	—	89	98	44	—	924	—	1,320
Substandard or lower	—	—	15	4,804	—	595	5,581	—	10,995
Total Commercial & industrial	34,612	40,776	18,230	16,620	13,690	8,741	143,155	—	275,824
Commercial & industrial
Current period gross charge-offs	—	74	—	300	—	—	—	—	374
Commercial real estate - Multifamily
Pass	40,791	33,882	17,561	76,733	44,517	25,894	502	—	239,880
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	198	—	304	632	2,856	684	—	—	4,674
Total Commercial real estate - Multifamily	40,989	33,882	17,865	77,365	47,373	26,578	502	—	244,554
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	113,684	56,881	44,814	94,069	74,753	127,186	16,193	—	527,580
Special mention	362	—	3,029	353	2,696	4,476	267	—	11,183
Substandard or lower	—	669	—	2,835	587	2,983	—	—	7,074
Total Commercial real estate - Owner occupied	114,046	57,550	47,843	97,257	78,036	134,645	16,460	—	545,837
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate - Non-owner occupied
Pass	191,479	74,230	53,814	175,534	102,170	144,040	11,127	—	752,394
Special mention	4,749	—	996	3,488	1,326	4,915	110	—	15,584
Substandard or lower	—	663	—	—	—	2,896	—	—	3,559
Total Commercial real estate - Non-owner occupied	196,228	74,893	54,810	179,022	103,496	151,851	11,237	—	771,537
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	2,018	35	—	—	2,053
Municipal
Pass	49	56	237	—	291	2,036	98	—	2,767
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Municipal	49	56	237	—	291	2,036	98	—	2,767
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$448,711	$263,437	$162,412	$382,730	$254,940	$333,600	$173,093	$—	$2,018,923
Special mention	5,276	—	4,114	3,939	4,066	9,564	1,548	—	28,507
Substandard or lower	198	1,332	816	8,271	3,443	7,976	5,581	—	27,617
Total	$454,185	$264,769	$167,342	$394,940	$262,449	$351,140	$180,222	$—	$2,075,047

The following tables present the classes of the loan portfolio summarized by the internal risk rating system as of December 31, 2024.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Agriculture and farmland
Pass	$11,357	$1,040	$13,682	$8,761	$4,780	$21,105	$5,320	$—	$66,045
Special mention	—	10	—	51	—	1,387	248	—	1,696
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Agriculture and farmland	$11,357	$1,050	$13,682	$8,812	$4,780	$22,492	$5,568	$—	$67,741
Agriculture and farmland
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	38,681	54,929	17,645	18,952	1,226	8,567	12,422	—	152,422
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	197	—	—	—	—	—	—	197
Total Construction	38,681	55,126	17,645	18,952	1,226	8,567	12,422	—	152,619
Construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial & industrial
Pass	36,194	23,645	18,632	18,880	10,145	8,154	115,655	—	231,305
Special mention	301	153	4,606	88	—	363	7,023	—	12,534
Substandard or lower	74	51	384	47	—	299	1,139	—	1,994
Total Commercial & industrial	36,569	23,849	23,622	19,015	10,145	8,816	123,817	—	245,833
Commercial & industrial
Current period gross charge-offs	—	—	—	—	20	7	125	—	152
Commercial real estate - Multifamily
Pass	34,006	11,064	84,497	49,859	19,451	11,232	685	—	210,794
Special mention	—	—	984	—	—	—	—	—	984
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Multifamily	34,006	11,064	85,481	49,859	19,451	11,232	685	—	211,778
Commercial real estate - Multifamily
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial real estate - Owner occupied
Pass	52,566	56,674	101,351	83,703	48,003	99,600	15,120	—	457,017
Special mention	—	—	365	1,984	416	5,608	262	—	8,635
Substandard or lower	—	—	9,327	—	—	2,632	131	—	12,090
Total Commercial real estate - Owner occupied	52,566	56,674	111,043	85,687	48,419	107,840	15,513	—	477,742
Commercial real estate - Owner occupied
Current period gross charge-offs	—	—	—	—	23	6	—	—	29
Commercial real estate - Non-owner occupied
Pass	78,928	60,584	187,113	111,191	48,512	120,340	8,535	—	615,203
Special mention	744	—	—	1,536	3,352	3,073	—	—	8,705
Substandard or lower	—	—	—	3,931	—	324	74	—	4,329
Total Commercial real estate - Non-owner occupied	79,672	60,584	187,113	116,658	51,864	123,737	8,609	—	628,237
Commercial real estate - Non-owner occupied
Current period gross charge-offs	—	—	—	—	—	54	—	—	54
Municipal
Pass	71	356	—	350	939	2,088	82	—	3,886
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—	—
Total Commercial real estate - Municipal	71	356	—	350	939	2,088	82	—	3,886
Municipal
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$251,803	$208,292	$422,920	$291,696	$133,056	$271,086	$157,819	$—	$1,736,672
Special mention	1,045	163	5,955	3,659	3,768	10,431	7,533	—	32,554
Substandard or lower	74	248	9,711	3,978	—	3,255	1,344	—	18,610
Total	$252,922	$208,703	$438,586	$299,333	$136,824	$284,772	$166,696	$—	$1,787,836

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. As part of our adoption of CECL, the Company will monitor small balance, homogeneous loans, such as home equity, residential mortgage, and consumer loans based on delinquency status rather than the assignment of loan specific risk ratings. The Company will evaluate credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, as of December 31, 2025 and 2024.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$48,126	$24,127	$41,279	$78,397	$69,148	$93,913	$12,198	$—	$367,188
Nonperforming	—	—	42	—	340	3,069	6,469	—	9,920
Total Residential real estate - First liens	$48,126	$24,127	$41,321	$78,397	$69,488	$96,982	$18,667	$—	$377,108
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	3	—	—	3
Residential real estate - Second liens and lines of credit
Performing	469	2,673	1,454	405	155	949	80,485	—	86,590
Nonperforming	—	—	—	—	22	199	240	—	461
Total Residential real estate - Second liens and lines of credit	469	2,673	1,454	405	177	1,148	80,725	—	87,051
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and other
Performing	4,814	1,696	2,883	2,231	146	178	5,114	—	17,062
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer and other	4,814	1,696	2,883	2,231	146	178	5,114	—	17,062
Consumer and other
Current period gross charge-offs	—	10	7	5	—	8	—	—	30
Total
Performing	$53,409	$28,496	$45,616	$81,033	$69,449	$95,040	$97,797	$—	$470,840
Nonperforming	—	—	42	—	362	3,268	6,709	—	10,381
Total	$53,409	$28,496	$45,658	$81,033	$69,811	$98,308	$104,506	$—	$481,221

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate - First liens
Performing	$28,532	$48,601	$86,197	$82,086	$35,962	$78,244	$11,583	$—	$371,205
Nonperforming	—	—	—	219	29	2,016	—	—	2,264
Total Residential real estate - First liens	$28,532	$48,601	$86,197	$82,305	$35,991	$80,260	$11,583	$—	$373,469
Residential real estate - First liens
Current period gross charge-offs	—	—	—	—	—	4	—	—	4
Residential real estate - Second liens and lines of credit
Performing	2,643	940	985	349	61	1,666	68,937	650	76,231
Nonperforming	—	—	—	—	—	294	188	—	482
Total Residential real estate - Second liens and lines of credit	2,643	940	985	349	61	1,960	69,125	650	76,713
Residential real estate - Second liens and lines of credit
Current period gross charge-offs	—	—	—	—	—	9	—	—	9
Consumer and other
Performing	2,610	4,433	1,863	113	52	67	7,900	—	17,038
Nonperforming	—	—	—	—	—	48	—	—	48
Total Consumer and other	2,610	4,433	1,863	113	52	115	7,900	—	17,086
Consumer and other
Current period gross charge-offs	—	6	4	6	1	18	150	—	185
Total
Performing	$33,785	$53,974	$89,045	$82,548	$36,075	$79,977	$88,420	$650	$464,474
Nonperforming	—	—	—	219	29	2,358	188	—	2,794
Total	$33,785	$53,974	$89,045	$82,767	$36,104	$82,335	$88,608	$650	$467,268

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

For the year ended December 31, 2025, the Company provided an interest rate reduction, payment delay, and term extension to an Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At December 31, 2025, the amortized cost basis of the loan was $633 and the borrower is performing in accordance with the modified terms.

For the year ended December 31, 2025, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. At December 31, 2025, the amortized cost basis of the loan was $2,965 and the borrower is performing in accordance with the modified terms.

During the year ended December 31, 2024, the Company provided a payment delay to a Non Owner Occupied Commercial Real Estate borrower experiencing financial difficulty. During the second quarter of 2025, this loan was sold to an outside investor.

At December 31, 2025 and 2024, there were no unfunded commitments to borrowers with loan modifications.

5. PROPERTY, PLANT, AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	December 31,
(In Thousands)	2025	2024
Land	$2,334	$2,334
Buildings and improvements	9,815	11,629
Furniture, fixtures, and equipment	7,289	6,489
Leasehold Improvements	4,308	4,128
	23,746	24,580
Accumulated Depreciation	(7,789)	(6,551)
Total	$15,957	$18,029

The above table does not include premises and equipment that had been classified as assets held for sale on the balance sheet. At December 31, 2025 and December 31, 2024, there was $0 and $2,108 in premises and equipment classified as assets held for sale, respectively.

Depreciation expense was $1,648 and $1,892 for 2025 and 2024, respectively.

6. LEASE COMMITMENTS

The Company enters into leases in the normal course of business. The Company leases its administration and operations facility and 15 solutions centers under lease agreements with remaining terms ranging from less than one year to 15 years. Certain leases include renewal options to extend for up to seventeen years.

Right-of-use assets and lease liabilities by lease type are as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Right-of-Use Asset
Operating leases	$15,225	$14,039
Finance leases	—	874
Total Right-of-Use Asset	$15,225	$14,913

Lease Liabilities
Operating leases	$15,564	$14,412
Finance leases	—	1,254
Total lease liabilities	$15,564	$15,666

The amounts included above are not inclusive of right-of-use asset and lease liabilities reclassified as held for sale as of December 31, 2025 and 2024. At December 31, 2025 and 2024, right-of-use assets included within assets held for sale were $0 and $231, respectively. At December 31, 2025 and 2024, lease liabilities included within liabilities held for sale were $0 and $223, respectively.

The components of total lease cost were as follows.

(In Thousands)	December 31,	December 31,
	2025	2024
Finance lease cost
Right-of-Use amortization	$29	$88
Interest expense	11	34
Operating lease cost	2,457	2,334
Total lease cost	$2,497	$2,456

The following table presents information associated with our obligations under leases for the years ended December 31, 2025 and 2024:

	2025	2024
Finance lease weighted-average remaining term (years)	$—	$9.92
Finance lease weighted-average discount rate	0.00%	2.59%

Operating lease weighted-average remaining term (years)	8.15	9.01
Operating lease weighted-average discount rate	5.20%	4.47%

The following table presents the undiscounted cash flows due related to operating and finance leases as of December 31, 2025:

(In Thousands)	Operating Lease
2026	$2,464
2027	2,420
2028	2,279
2029	2,287
2030 and thereafter	9,918
Total Undiscounted Cash Flows	$19,368
Discount on Cash Flows	(3,804)
Total lease liabilities	$15,564

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Beginning of year	$58,806	$56,968
Acquired Goodwill	—	—
Measurement period adjustment	—	1,838
Impairment	—	—
End of year	$58,806	$58,806

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At December 31, 2025, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$25,612	$10,291	$26,910	$6,061
Trade name intangibles	348	303	348	242
Total	$25,960	$10,594	$27,258	$6,303

Aggregate amortization expense for the years ended December 31, 2025 and 2024 was $4,291 and $4,778, respectively.

In connection with the New Jersey Branch Sale, core deposit intangibles of $1,298 were written off and included within the gain on sale within the Consolidated Statements of Operations.

Expected aggregate annual amortization expense for the next five years assuming no new acquisitions or impairments is as follows:

(In Thousands)
2026	$3,796
2027	3,271
2028	2,791
2029	2,312
2030	1,833
2031 and thereafter	1,363
$15,366

8.
DEPOSITS

Deposit accounts are summarized as follows:

	December 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	%	Amount	%
Demand, noninterest-bearing	$603,728	23.63%	$658,646	27.89%
Demand, interest-bearing	658,523	25.78	525,173	22.25
Money market and savings	617,534	24.17	540,030	22.88
Time deposits, $250 and over	210,105	8.22	164,901	6.99
Time deposits, other	429,862	16.83	368,217	15.60
Brokered time deposits	35,000	1.37	103,615	4.39
	$2,554,752	100.0%	$2,360,582	100.0%

The above table does not include deposits that were held for sale related to the New Jersey branch sale at December 31, 2024.

The brokered time deposits outstanding at December 31, 2025 mature in March 2026.

The scheduled maturities of time deposits, including brokered time deposits, are as follows:

(In Thousands)	December 31, 2025
One year or less	$630,821
More than one year to two years	33,594
More than two years to three years	7,238
More than three years to four years	1,634
More than four years to five years	1,190
More than five years	490
Total	$674,967

9.
BORROWINGS AND SUBORDINATED DEBENTURES

Other borrowings and subordinated debt was as follows:

(in Thousands)	December 31, 2025	December 31, 2024
Long-term borrowings	$40,000	$40,000
Short-term borrowings	75,000	10,000
Note payable	—	565
Subordinated debt	62,281	61,984
Total	$177,281	$112,549

Subordinated Notes Sale - 2022

On April 8, 2022, LINKBANCORP entered into Subordinated Note Purchase Agreements (the "Agreements") with certain institutional accredited investors (the "Purchasers") and, pursuant to the Agreements, issued to the Purchasers $20.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"). The investors included related party entities that are controlled by a member of the Board of Directors of the Company, which purchased $7.0 million in principal amount of the note. During the year ended December 31, 2022, the Company contributed $15.0 million of the subordinated note proceeds to the Bank as equity capital, the impact of which can be seen within Note 16 Regulatory Capital Requirements later in this document.

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

Subordinated Notes - Gratz Merger

As part of the Gratz Merger, the Company assumed Fixed-to-Floating Rate Subordinated Notes with a carrying value of $19,989. The notes (the "Merger Subordinated Notes") mature October 1, 2030 and initially bore interest at a fixed rate of 5.0% until October 1, 2025. Since October 1, 2025 to the stated maturity date or early redemption date, the interest rate resets semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%. The Company has had the ability to redeem the Subordinated Notes, in whole or in part, since October 1, 2025, plus accrued and unpaid interest. The Merger Subordinated Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.

The Gratz Merger Subordinated Notes are intended to qualify at the holding company level as Tier 2 capital under the capital guidelines of the Federal Reserve Board.

Subordinated Notes - Partners Merger

As part of the Partners Merger, the Company assumed Subordinated Notes with a total carrying value of $22,292 with one tranche having a face value of $4.5 million and the other with face value of $18.05 million. The first tranche that has a face value of $4.5 million bears interest at a fixed rate of 6.875%. These notes mature in April 2028.

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

Borrowings - FHLB

The Company had $0 and $40,000 in long-term FHLB advances outstanding as of December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company had $115,000 and $10,000 in FHLB advances outstanding, respectively. These advances have scheduled maturities less than a year. Our balance as of December 31, 2025 represents two tranches of FHLB borrowings. The first is a $40,000 borrowing that has a fixed rate of 4.827% and will mature on February 20, 2026. The second is for $75,000 borrowing maturing in January 2026 which is part of our interest rate swap, where the Company has committed to maintain either one-month FHLB advances from the FHLB or brokered deposits with a duration of one month through May of 2028. See Note 18 for more details on the interest rate swap.

At December 31, 2025, the Company had remaining available capacity with FHLB, subject to certain collateral restrictions, of approximately $682.9 million.

Available Lines of Credit

The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with seven correspondent banks totaling $77,000 million at December 31, 2025. There were no borrowings under these lines of credit at December 31, 2025 and 2024.

10.
EMPLOYEE BENEFITS

Retirement Plan

The Company maintains a 401(k) Plan for its eligible employees. The Plan allows employee contributions from their compensation as defined in the 401(k) Plan, subject to Internal Revenue Code limitations. Effective October 1, 2021, the Company matches 50 percent of the first 6 percent of the employee's contribution, and this match is immediately vested. Matching contributions to the 401(k) Plan recognized in Compensation expense for the years ended December 31, 2025 and 2024 was $731 and $693, respectively.

Deferred Compensation Plans

The Company has a deferred compensation plan for the benefit of members of the Board of Directors and certain officers. The plan provides all directors and certain officers with the ability to defer receipt of some or all of their director fees or salary and bonuses. The deferrals, along with accumulated earnings, are payable at retirement. The Bank has purchased life insurance policies that are actuarially designed to offset the annual expenses associated with the deferred compensation and the supplemental executive retirement plan (“SERP”). The Bank is the sole owner and beneficiary of all policies. The Bank accrues the estimated annual costs of the deferred amounts that will be payable at retirement. At December 31, 2025 and 2024, the accumulated liability was approximately $1,799 and $1,471, respectively. For the years ended December 31, 2025 and 2024, the Company recognized deferred compensation cost in noninterest expense of $330 and $183. Benefit payments amounted to $215 and $208 for the years ended December 31, 2025 and 2024, respectively.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain executives. At December 31, 2025 and 2024, the accumulated liability was $2,900 and $2,486, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2025 and 2024, was $560 and $634, respectively.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 475,000 shares of its common stock to be issued under the employee stock purchase plan. As of December 31, 2025, in connection with the Burke & Herbert Merger, the employee stock purchase plan was frozen and no additional shares will be issued.

11.
INCOME TAXES

The provision for income taxes consists of:

	For the Year Ended December 31,
(In Thousands)	2025	2024
Current tax expense
Federal	7,213	716
State	555	140
Total Current tax expense	7,768	856
Deferred tax expense
Federal	1,439	6,182
State	(115)	348
Total Deferred tax expense	1324	6530
Total tax expense	$9,092	$7,386

The Company does not have income from foreign sources and therefore does not have any foreign income tax.

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

(In Thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$7,923	$6,516
Deferred compensation	1,164	965
Net fair value adjustment on acquired net assets	5,924	8,550
Net unrealized loss on debt securities	636	1,577
Net operating loss carryforwards	970	2,652
Lease liability	3,608	3,659
Other	1,744	697
Total deferred tax assets	$21,969	$24,616
Deferred tax liabilities:
Premises and equipment	$(1,327)	$(1,701)
Net unrealized gain on cash flow hedge	—	(347)
Right of use asset	(3,529)	(3,488)
Other	(224)	(214)
Total deferred tax liabilities	(5,080)	(5,750)
Net deferred tax asset	$16,889	$18,866

The Company also has a $4,617 net operating loss carryforward at December 31, 2025 of which $701 will begin to expire in 2029. The remaining $3,916 of net operating loss carryforward does not expire. The Company had no valuation allowance against its deferred tax assets in view of the Company's ability to realize the net deferred tax assets against future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

	For the Year Ended December 31,
	2025		2024
(In Thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal statutory income tax	$8,947	21.0%	$7,055	21.0%
Effect of:
Tax-exempt income, net of TEFRA disallowance	(208)	(0.5)	(190)	(0.6)
State income taxes, net of federal income taxes	347	0.8	385	1.2
Bank-owned life insurance	(372)	(0.9)	(343)	(1.0)
Non-deductible merger expenses	63	0.2	—	—
Other	315	0.7	479	1.4
Actual tax expense and effective rate	$9,092	21.3%	$7,386	22.0%

The Company recognized no adjustment for uncertain tax positions or unrecognized income tax benefits for the years ended December 31, 2025 and 2024. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income tax expense in the consolidated statements of operation. The Company did not recognize any interest and penalties for the years ended December 31, 2025 and 2024. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2022.

12.
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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value are as follows:

	At December 31, 2025		At December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (Level 1)	$52,293	$52,293	$166,100	$166,100
Securities held to maturity, net of allowance for credit losses (Level 2)	25,485	25,211	31,508	30,284
Loans, net of allowance for credit losses (Level 3)	2,525,055	2,555,966	2,229,314	2,231,057
Accrued interest receivable (Level 1)	10,838	10,838	9,870	9,870
Restricted investments in bank stock (Level 1)	7,735	7,735	5,209	5,209
Cash surrender value of life insurance (Level 1)	53,708	53,708	52,079	52,079
Financial liabilities:
Non-maturity deposits (Level 1)	1,879,785	1,879,785	1,723,849	1,723,849
Time Deposits (Level 3)	674,967	674,821	636,733	634,875
Long-term borrowings (Level 3)	40,000	40,068	40,000	40,256
Short-term borrowings (Level 1)	75,000	75,000	10,000	10,000
Note payable (Level 3)	—	—	565	565
Subordinated Notes (Level 3)	62,281	61,766	61,984	60,251
Accrued interest payable (Level 1)	1,906	1,906	1,865	1,865

The following tables present the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of December 31, 2025 and 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency securities	$—	$11,629	$—	$11,629
Obligations of state and political subdivisions	—	47,514	—	47,514
Mortgage backed securities in government-sponsored entities	—	203,049	—	203,049
Other securities	—	428	—	428
Total	$—	$262,620	$—	$262,620

Liabilities:
Derivative	$—	$—	$24	$24

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
US Government Agency Securities	$—	$13,073	$—	$13,073
Obligations of state and political subdivisions	—	47,201	—	47,201
Mortgage backed securities in government-sponsored entities	—	84,783	—	84,783
Other securities	—	533	—	533
Total	$—	$145,590	$—	$145,590

Derivative	$—	$—	$1,654	$1,654

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of December 31, 2025 and 2024 are presented in the table below.

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$25,260	$25,260

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Loans individually evaluated	$—	$—	$21,519	$21,519

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy:

	December 31, 2025
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$25,260	Appraisal of collateral	(1)	Liquidation expenses	10%
	December 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Loans individually evaluated	$21,519	Appraisal of collateral	(1)	Liquidation expenses	10%

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

13.
RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2025 and 2024 were as follows:

	2025	2024
Beginning balance	$33,333	$40,749
New loans	—	2,560
Effect of changes in composition of related parties	(2,241)	—
Net repayments in existing accounts	(373)	(9,976)
Ending balance	$30,719	$33,333

Deposits from principal officers, directors, and their affiliates as of December 31, 2025 and 2024 were $56,266 and $64,441 respectively.

Two companies owned by a Director of the Company invested in the subordinated debentures issued by the Company in 2022. Refer to Note 9 for further information.

14.
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

On May 22, 2025, the Company's shareholders approved the LINKBANCORP, Inc. 2025 Equity Incentive Plan (the "2025 Plan"). The 2025 Plan authorizes the issuance or delivery to participants of up to 1,100,000 shares of the Company's common stock pursuant to grants of restricted stock, restricted stock units, stock options, including incentive stock options and non-qualified stock options. The 2025 Plan is administered by the Committee. At least 95% of the awards under the 2025 Plan will vest no earlier than one year after the grant date. The Company does not intend to issue further awards from the 2025 Plan.

The table below provides details of the Company's stock options at December 31, 2025.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in ‘000s)
Outstanding, December 31, 2024	591,791	$9.10	5.8	$142
Granted	—	—	—	—
Expired/terminated	(33,400)	10.01	—
Exercised	(11,077)	5.61	—
Outstanding, December 31, 2025	547,314	$9.12	5.1	$224
Exercisable at period end	417,914	$9.62	4.3	$81

The exercise prices for options outstanding as of December 31, 2025 ranged from $6.08 to $12.00.

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

December 31,
2024
Weighted average fair value of options granted	$1.66
Dividend yield	4.60%
Expected volatility	35.24%
Risk-free interest rate	4.47%
Expected life (in years)	6.1
Assumed forfeiture rate	0.00%

The table below provides details of the Company's restricted stock activity at December 31, 2025.

	Number of Shares	Average Market Price at Grant
Outstanding, December 31, 2024	393,083	$6.40
Restricted stock units granted	203,400	6.90
Expired/terminated	(1,467)
Vested	(174,887)
Outstanding, December 31, 2025	420,129	$6.66

Additional information related to the equity incentive plans during each year follows:

	December 31,
	2025	2024
Stock-based compensation expense recognized	$1,412	$988
Number of unvested stock options
Restricted stock plan	420,129	393,083
Stock option plans	129,400	189,800
Fair value of unvested stock options
Restricted stock plan	$2,800	$2,518
Stock option plans	$236	$193
Amount remaining to be recognized as expense
Restricted stock plan	$2,297	$2,246
Stock option plans	$200	$161

The remaining amounts of $2,297 and $200 for restricted stock and options, respectively, will both be recognized ratably as expense through December 31, 2030.

15.
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

The Bank is subject to regulatory capital requirements administered by banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2025, the Bank has met all capital adequacy requirements to which it is subject.

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

The following tables present actual and required capital ratios as of December 31, 2025 and 2024 under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations:

	December 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)
Actual	$321,294	12.11%	$282,736	11.55%
For capital adequacy purposes	212,236	8.00	195,914	8.00
To be well capitalized	265,295	10.00	244,892	10.00
Tier 1 capital
(to risk-weighted assets)
Actual	$291,166	10.98%	$263,058	10.74%
For capital adequacy purposes	159,177	6.00	146,935	6.00
To be well capitalized	212,236	8.00	195,914	8.00
Common equity
(to risk-weighted assets)
Actual	$291,166	10.98%	$263,058	10.74%
For capital adequacy purposes	119,383	4.50	110,201	4.50
To be well capitalized	172,442	6.50	159,180	6.50
Tier 1 capital
(to average assets)
Actual	$291,166	9.69%	$263,058	9.49%
For capital adequacy purposes	120,149	4.00	110,867	4.00
To be well capitalized	150,187	5.00	138,584	5.00

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2025, the Bank had not elected to be subject to the alternative framework.

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

16.
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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of December 31, 2025 and 2024, the Company has an allowance for credit losses for off-balance sheet instruments of $2,507 and $1,857, respectively, which is included in other liabilities section of the Consolidated Balance Sheets.

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In Thousands)	December 31, 2025	December 31, 2024
Unfunded commitments under lines of credit:
Home equity loans	$99,701	$97,677
Commercial real estate, construction, and land development	175,793	161,551
Commercial and industrial	318,945	353,078
Total	$594,439	$612,306

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

17.
EARNINGS PER SHARE

The following table sets forth the composition of earnings per share:

	Year Ended December 31,
(In Thousands, except share and per share data)	2025	2024
Net income	$33,511	$26,209
Basic weighted average common shares outstanding	37,173,548	36,990,672
Net effect of dilutive stock options and warrants	3,293	5,792
Net effect of dilutive restricted stock awards and units	138,803	109,150
Diluted weighted average common shares outstanding	37,315,644	37,105,614
Net income per common share:
Basic	$0.90	$0.71
Diluted	$0.90	$0.71

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were included in the computation of diluted earnings per common share for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Stock Options	14,814	110,191
Warrants	—	—
Restricted Stock Awards and Units	420,129	388,083
Total dilutive securities	434,943	498,274

The following is a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2025	2024
Stock Options	532,500	481,600
Warrants	1,537,484	1,537,484
Restricted Stock Awards and Units	—	5,000
Total anti-dilutive securities	2,069,984	2,024,084

18.
DERIVATIVES

During the second quarter of 2023 the Company entered into a pay fixed / received variable interest rate swap with a notional amount of $75,000 which has a fixed rate of 3.28%, a maturity of five years and is designated against either a mix of one-month FHLB advances or brokered certificates of deposit. The Company will utilize, from time to time, interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2025, the derivative contract is used to hedge the variable cash flows associated with monthly brokered deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The amounts reclassified to interest expense were $734 for the year ended December 31, 2025. Over the next 12 months, the Company estimates that an additional $75 will be reclassified as a reduction to interest expense.

The Company recorded $24 within other liabilities on the Consolidated Balance Sheets as of December 31, 2025 and $1,654 within other assets on the Consolidated Balance Sheets as of December 31, 2024.

19.
CONCENTRATION OF CREDIT RISK

The Company grants commercial, residential and consumer loans to customers primarily located in the South Central and Greater Delaware Valley of Pennsylvania, northern Virginia, eastern Maryland, and Delaware. The concentration of credit by type of collateral is set forth in Note 3. The debtors’ ability to honor their contracts is influenced by the region’s economy.

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

20.
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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
Non-interest income in-scope of Topic 606
Service charges and activity fees on deposits	$4,955	$4,518
Fees on loan related activity	2,539	1,854
Other	145	361
Non-interest income (in-scope of Topic 606)	7,639	6,733
Non-interest income (out-of-scope of Topic 606)	14,276	2,129
Total non-interest income	$21,915	$8,862

21. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of LINKBANCORP follows:

Balance Sheets
	December 31,
	2025	2024
(In thousands)
ASSETS
Noninterest-bearing cash equivalents	$829	$376
Investment in subsidiaries	358,943	334,381
Other Assets	9,175	8,197
TOTAL ASSETS	$368,947	$342,954
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$62,281	$61,984
Other liabilities	234	749
Shareholders' equity	306,432	280,221
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$368,947	$342,954

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2025	2024
(in thousands)
Income:
Interest income	$—	$—
Dividend income from subsidiaries	17,500	3,900
Other income	28	86
Expenses:
Interest expense	4,219	3,869
Other noninterest expenses	2,425	1,245
Income before income tax	10,884	(1,128)
Income tax benefit	(1,413)	(1,056)
	12,297	(72)
Equity in undistributed subsidiary income	21,214	26,281
Net income	$33,511	$26,209
Comprehensive Income	$35,728	$24,873

Condensed Statements of Cash Flows
	Years Ended December 31,
	2025	2024
(in thousands)
OPERATING ACTIVITIES
Net income	$33,511	$26,209
Adjustments:
Earnings of subsidiaries	(38,714)	(30,181)
Accretion (amortization) of premiums and discounts	297	540
Share-based and deferred compensation	173	85
Other, net	(1,444)	(1,786)
Net cash used in operating activities	(6,177)	(5,133)

INVESTING ACTIVITIES
Cash dividends from subsidiaries	17,500	3,900
Net cash provided by investing activities	17,500	3,900

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	209	153
Issuance of shares from exercise of stock options	79	14
Dividends paid	(11,158)	(11,105)
Net cash used in financing activities	(10,870)	(10,938)
Increase (decrease) in cash and cash equivalents	453	(12,171)
Cash and cash equivalents at the beginning of the period	376	12,547
Cash and cash equivalents at the end of the period	$829	$376

22. SEGMENT INFORMATION

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

	For the Year Ended December 31,
(In thousands)	2025	2024

Interest Income	$164,589	$158,724

Reconciliation of revenue
Other revenues	21,915	8,862
Total consolidated revenues	$186,504	$167,586

Interest Expense	60,299	58,830
Segment net interest income and noninterest income	$126,205	$108,756

Provision for credit losses	8,169	257
Salaries and employee benefits	43,144	41,061
Other Expenses	41,381	41,229
Consolidated net income	$33,511	$26,209

Other segment disclosures
Gain on sale of branches	$11,093	$—
Interest income	$164,589	$158,724
Interest expense	$60,299	$58,830
Depreciation	$1,648	$1,892
Amortization of intangible assets	$4,291	$4,778

Other significant noncash items:
Provision for credit losses	$8,169	$257

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company's sources of comprehensive income come from variability in the fair value of available-for-sale investment securities and fluctuations in the fair value of the Company's cash flow hedge.

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2025 and 2024:

December 31, 2025	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$1,307	$(5,852)	$(4,545)
Other comprehensive income before reclassification	(1,906)	3,543	1,637
Amounts reclassified from accumulated other comprehensive income	580	—	580
Net current period other comprehensive income	(1,326)	3,543	2,217
Ending balance	$(19)	$(2,309)	$(2,328)

December 31, 2024	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$566	$(3,775)	$(3,209)
Other comprehensive income before reclassification	(382)	(2,074)	(2,456)
Amounts reclassified from accumulated other comprehensive income	1,123	(3)	1,120
Net current period other comprehensive income	741	(2,077)	(1,336)
Ending balance	$1,307	$(5,852)	$(4,545)
Amounts showing change in balances are shown net of tax at the Company's 21% statutory rate for 2025 and 2024.

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31, 2025:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line in the Consolidated Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts
Total before tax	$734	Interest expense
Tax effect	(154)	Income tax expense (benefit)
Net of tax	$580

Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale securities	$—	Net realized gains on the sales of debt securities
Tax effect	—	Income tax expense (benefit)
Net of tax	$—

Total Reclassification for the period, net of tax	$580

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31, 2024:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line in the Consolidated Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts
Total before tax	$1,422	Interest expense
Tax effect	(299)	Income tax expense (benefit)
Net of tax	$1,123

Unrealized gains and losses on available-for-sale securities
Realized losses on securities available-for-sale securities	$(4)	Net realized gains on the sales of debt securities
Credit loss expense	—
Total before tax	(4)
Tax effect	1	Income tax expense
Net of tax	$(3)

Total Reclassification for the period, net of tax	$1,120

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because LINKBANCORP, Inc. is an emerging growth company.

Item 9B. Other Information.

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors is comprised of 11 members. The Company’s Bylaws provide that all directors are elected annually each for a one-year term and until their respective successors have been elected and qualified. The table below sets forth certain information regarding the directors and executive officers who are not directors, including the terms of office of board members.

Name	Position(s) Held With the Company	Age(1)	Director Since	Term Expires
	DIRECTORS
Andrew Samuel	Chief Executive Officer and Director	63	2018	2026
Michael W. Clarke	Director	64	2023	2026
Anson Flake	Director	59	2019	2026
Kenneth R. Lehman	Director	67	2023	2026
George Parmer	Chairman of the Board	86	2018	2026
Debra Pierson	Director	58	2018	2026
Diane Poillon	Director	56	2019	2026
William E. Pommerening	Director	67	2018	2026
Joseph C. Michetti, Jr.	Director	71	2021	2026
Kristen Snyder	Director	41	2021	2026
Robert C. Wheatley	Director	69	2023	2026

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Carl Lundblad	President	55	N/A	N/A
Brent Smith	Executive Vice President, President of LINKBANK	43	N/A	N/A
Tiffanie Horton	Chief Credit Officer	44	N/A	N/A
Kristofer Paul	Chief Financial Officer	45	N/A	N/A
Deirdre Bonora	Chief Operations and Technology Officer	53	N/A	N/A
Catherine Eisel	Chief Risk Officer	33	N/A	N/A

(1)
As of February 27, 2026.

Biographies

The biographies of each Director and executive officer are set forth below. Mr. Parmer is a director of Amesite Inc. (NASDAQ: AMST). Otherwise, none of the Company directors are directors of any other publicly-traded company.

Directors

Andrew Samuel, Chief Executive Officer: Mr. Samuel has served as the Company’s and LINKBANK’s Chief Executive Officer and director since their inception in 2018. Prior to the merger with GNB Financial Services, Inc. (“GNB”), Mr. Samuel served as Chairman of the Company. Prior to his service with the Company, Mr. Samuel served as President and Chief Executive Officer of Sunshine Bancorp, Inc. (NASDAQ: SBPC) and Sunshine Bank since October 2014 through its acquisition in January 2018. He served as a director and President of Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) and President and Chief Executive Officer and Chairman of the board of directors of Susquehanna Bank from February 2012 to October 2014. Prior to joining Susquehanna and, beginning in 2005, Mr. Samuel served as Chairman, Chief Executive Officer and President of Tower Bancorp, Inc. (NASDAQ: TOBC) and Graystone Bank, a de novo bank he co-founded in 2005 that grew to approximately $2.7 billion in assets at the time of the sale to Susquehanna Bancshares, Inc. Mr. Samuel has served in various executive and other positions at other financial institutions dating back to 1984, including Waypoint Financial Corp., Sovereign Bank, Fulton Bank, and Commonwealth National Banks/Mellon. Mr. Samuel’s leadership experience and vast knowledge of the banking industry led to his nomination to the board.

Michael W. Clarke, Director: Mr. Clarke has been a director of the Company since the consummation of the merger with Partners in November 2023 and prior to that served as a director of Partners and Virgina Partners Bank since February 2021 and January 2021, respectively. Mr. Clarke brings over 39 years of experience in all aspects of commercial banking, corporate finance and capital management formation. Mr. Clarke is a senior portfolio advisor at FJ Capital Management assisting in the evaluation and management of investments in the U.S. financial services industry. Mr. Clarke represents FJ Capital and his own interests in service as a director of the Georgia Banking Company based in Atlanta, Georgia since February 2021. Mr. Clarke also serves as a manager of the Graystone Investment Fund, an entity focused on the development and operation of multi-family real estate located in proximity to “Power 5 Conference” Universities in the South East. Mr. Clarke served as a director of Atlantic Union Bankshares Corporation (Risk

Management Committee) and Access National Corporation, including their banking subsidiaries, each of which was registered under Section 12 of the Exchange Act. Previously, Mr. Clarke served as President, Chief Executive Officer and a director of Access National Corporation from its formation in 2002 until being acquired by Atlantic Union Bankshares Corporation in February 2019. Prior to being the principal organizer of Access National Bank, Mr. Clarke had a long career in banking. Mr. Clarke graduated from Virginia Tech with a B.S. degree in finance and marketing. Mr. Clarke is actively involved in the community, including: Virginia Tech Foundation (Audit Chair); Virginia Bankers Association; Business Finance Group (an SBA Certified Development Company); and the Greater Reston Chamber of Commerce. Mr. Clarke’s qualifications to serve on the Company’s board include his extensive executive and directorial experience in community banks, his administrative and leadership qualities, and his knowledge of and contacts in the communities in which the Company operates, particularly the Greater Washington and Northern Virginia markets.

George Parmer, Director: Mr. Parmer is the Founder, President and Chief Executive Officer of Fine Line Homes, a family-owned company that started building homes in 1972. Mr. Parmer is also the President and Chief Executive Officer of Residential Warranty Company, a leading provider of insured new home warranties to the building industry. He previously served as an independent director of Sunshine Bank and Sunshine Bancorp, Inc. (NASDAQ: SBPC) from 2014 until its sale in 2018. In addition to his business venues, Mr. Parmer was a licensed public accountant, a member of the National Association of Accountants and is a member of the National Association of Home Builders. Mr. Parmer is a director of Amesite Inc (NASDAQ: AMST), a software company, partnering with educational institutions and businesses to improve learning with AI-driven technology. Mr. Parmer provides the board of directors with an in-depth knowledge of real estate and finance which led to his nomination to the board.

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

Kenneth R. Lehman, Director: Mr. Lehman has been a director of the Company since the consummation of the merger with Partners in November 2023 and prior to that served as a director of Partners and The Bank of Delmarva since 2014 and served as a director of Virginia Partners Bank since 2016. He is a private investor and former banking and securities attorney. Since 2016, Mr. Lehman has served as a director of several banks and bank holding companies, including three companies registered under Section 12 of the Exchange Act: Four Oaks Fincorp where he served as a director from 2014 through November 2017, First Capital Bancorp, Inc., where he served as a director from 2012 through January 2016, and Village Bank and Trust Financial Corp., where he served as a director from June 2016 to May 2018. In addition to his service as a director of the Company and LINKBANK, Mr. Lehman currently serves as a director of Marine Bancorp of Florida and its wholly-owned subsidiary Marine Bank and Trust Company, Vero Beach, Florida, BankFLORIDA Bancorp and BankFLORIDA, Dade City, Florida, and Locality Bank, Ft. Lauderdale, Florida. Mr. Lehman’s extensive experience as a director of financial institutions and as an advisor to financial institutions led to his selection to the board.

Joseph C. Michetti, Jr., Director: Mr. Michetti has been the Chairman of the Board of Directors of the Company since the consummation of the merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2007 and served as Chairman of the GNB Board of Directors. He has been a licensed attorney since 1979 and is currently a partner in the law firm of Diehl, Dluge, Michetti & Michetti. Mr. Michetti’s legal and business experience led to his selection to the board.

Kristen Snyder, Director: Ms. Snyder has been a director of the Company since the consummation of the merger with GNB in September 2021 and prior to that, was a director of GNB and Gratz Bank since 2018. Ms. Snyder is a principal of Koppy’s Propane, Inc., overseeing Operations, Finance, Safety and Human Resources. Prior to that, she served as Senior Analyst for JPMorgan Chase & Co. from 2007 to 2010. Ms. Snyder’s business and finance experience led to her selection to the board.

Robert C. Wheatley, Director: Mr. Wheatley has been a director of the Company since the consummation of the merger with Partners in November 2023 and prior to that served as a director of Partners and The Bank of Delmarva since 1998. Mr. Wheatley has been the managing member and owner of The Whayland Group LLC, a real estate project management and consulting firm since 2009, and was President and owner of The Whayland Company, Inc., a commercial construction company from 1993 to 2013. He serves on the Sussex County Planning and Zoning Commission, the Delaware Association of Professional Engineers, the Laurel Development Corp., Delaware Economic and Environmental Development Commission and other public and private economic development initiatives. A graduate of Salisbury University, he is also an associate real estate broker with Keller Williams Realty, Inc. since 2016. Mr. Wheatley’s service on the Board is supported by his extensive knowledge of commercial real estate and real estate development matters in Delmarva, along with his knowledge of and contacts in the Delmarva communities.

Executive Officers Who Are Not Directors

Carl Lundblad, President: Mr. Lundblad has served as the Company’s President since 2019. He was also the Chief Risk Officer from 2019 until May 2024. Mr. Lundblad has more than 25 years of strategic, legal and operational leadership experience in the financial services industry, including as Executive Vice President and Chief Legal and Administrative Officer of Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) from 2012 to 2015, up to and including the successful acquisition of Susquehanna by BB&T Corporation (now Truist Financial Corporation). Prior thereto, he served as Executive Vice President and General Counsel of Graystone Bank and Tower Bancorp, Inc. (NASDAQ: TOBC) from 2007 to 2012. Previously, he was a partner and manager of the Banking & Securities practice at the law firm of Rhoads & Sinon LLP. From 2016 to 2019, Mr. Lundblad served as Chief Executive Officer of Ten Thousand Villages, a nonprofit fair-trade retail and wholesale organization.

Brent Smith, Executive Vice President and President of LINKBANK: Mr. Smith served as the President and a Director of LINKBANK as well as Executive Vice President of the Company since their inception in 2018. Prior thereto, Mr. Smith most recently served as Sunshine Bank’s Senior Vice President, Corporate Development since 2014. Prior to joining Sunshine Bank, he was vice president and director of brokerage services at Susquehanna Bank from 2012 to 2014. He joined Susquehanna after the acquisition of Tower Bancorp, Inc. where he had served as Vice President and Director of Investor Relations from 2009 to 2012.

Kristofer Paul, Chief Financial Officer: Mr. Paul has served as the Company’s Chief Financial Officer since February 2021. Prior thereto, Mr. Paul most recently served as Vice President and Controller of Hersha Hospitality Trust (NYSE: HT) since 2016, where he oversaw the financial reporting and accounting functions. He has significant experience in the financial services industry having served as Senior Vice President and Controller of Orrstown Bank from 2012 to 2016 and as Chief Accounting Officer of Tower Bancorp, Inc. (NASDAQ: TOBC) from 2008 to 2012, joining from KPMG LLP where he supported public and private companies in multiple industries from 2002 to 2008.

Tiffanie Horton, Chief Credit Officer: Ms. Horton has served as the Company’s Chief Credit Officer since its inception in 2018. Prior thereto, Ms. Horton served as Vice President, Credit Administration at Sunshine Bank since 2015. From 2009 to 2015, Ms. Horton was Vice President, Regional Credit Officer II at Graystone Bank and its successor, Susquehanna Bank. Ms. Horton also worked at Sovereign Bank as a Commercial Portfolio Manager II between 2007 and 2009 and as a Financial Analyst at Waypoint Bank (acquired by Sovereign) between 2003 and 2005.

Deidre Bonora, Chief Operations and Technology Officer: Ms. Bonora joined LINKBANK as Chief Technology Officer in December 2022 before transitioning into the role of Chief Operations and Technology Officer in May 2023. With technology and software engineering experience within banking and other industries, she brings a wealth of knowledge to the Company. Prior to her role at LINKBANK, she worked as Chief Information Officer at Orrstown Bank from 2018 to 2022. She earned a Bachelor of Science in Business Administration degree in Business Information Systems from Shippensburg University. Ms. Bonora currently serves on the Harrisburg University IT Board of Advisors and actively supports Women in STEM and girls in STEM programs.

Catherine Eisel, Chief Risk Officer: Ms. Eisel joined the Company in February 2024 and has served as Chief Risk Officer of the Company since May 2024. She brings risk management expertise and training and development background to the Company. Previously, Ms. Eisel held various roles at the Federal Deposit Insurance Corporation, including financial institution examiner, senior bank examination training specialist, and supervisory training administrator. She earned a Bachelor of Arts in Economics and Business from Cornell College (Mount Vernon, IA). Ms. Eisel is a commissioned risk management examiner.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of our common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.

The Company during the year ended December 31, 2025 believes all filing requirements under Section 16(a) applicable to its directors and executive officers were met in a timely manner, except for the following transactions: Andrew Samuel, director and executive officer, one (1) late report with one (1) late transaction; Kristofer Paul, executive officer, one (1) late report with one (1) late transaction; Tiffanie Horton, executive officer, one (1) late report with one (1) late transaction; and Deidre Bonora, executive officer, one (1) late report with one (1) late transaction.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. The Company has posted this Code of Ethics on its Investor Relations website at https://ir.linkbancorp.com under “Governance Documents.” Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

Audit Committee

The Audit Committee is comprised of Directors Snyder (Chair), Clarke, and Poillon, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing rules. The Audit Committee also serves as the audit committee of the board of directors of LINKBANK. The Board of Directors has determined that Director Clarke qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. In addition, each Audit Committee member has the ability to analyze and evaluate the Company’s financial statements as well as an understanding of the Audit Committee’s functions. The Audit Committee reviews the financial records and affairs of the Company and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee of the Company met eight times during the year ended December 31, 2025. The Company has posted the Audit Committee Charter on its Investor Relations website at https://ir.linkbancorp.com under “Governance Documents.”

Item 11. Executive Compensation.

Executive Officer Compensation

The Company’s executive compensation program is comprised of the following:

•
Competitive base salaries, targeted at the market median, but with flexibility to recognize each executive’s individual role, responsibilities, experience and performance.
•
Short term cash incentives which focus our executives on critical annual goals and objectives aligned with our strategic plan.
•
Long-term equity incentives that align our executives’ interests with our shareholders, reward stock price appreciation and provide a means for retaining top performers.
•
Competitive benefits that are designed to allow us to attract and retain key executives.

Summary Compensation Table. The following table sets forth information concerning the compensation of Andrew Samuel, the principal executive officer, and the other two most highly compensated executive officers during the fiscal year ended December 31, 2025. Each individual listed in the table below is referred to as a named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Andrew Samuel	2025	875,000	157,500	172,250	908,250	18,842	2,131,842
Chief Executive Officer	2024	750,000	—	105,280	375,000	20,766	1,251,046
Carl Lundblad	2025	480,000	100,000	103,350	298,944	61,432	1,043,726
President	2024	400,000	—	65,800	160,000	54,544	680,344
Brent Smith	2025	390,000	63,000	68,900	242,892	56,462	821,254
Executive Vice President, President of LINKBANK	2024	350,000	—	52,640	140,000	51,859	594,499

(1)
In accordance with FASB ASC Topic 718, the reported amount is the grant date fair value. The assumptions used in the calculation of the amount shown is included in footnote 15 to the Company’s audited financial statements included herein.

(2)
The amounts in this column include the following elements of compensation for 2025:

Name	Year	401(k) Match ($)	Deferred Compensation Plan ($)	Life Insurance ($)	Country Club Dues ($)	Vehicle Related ($)(a)	Total ($)
Andrew Samuel	2025	10,500	—	1,452	5,100	1,790	18,842
Carl Lundblad	2025	10,500	48,000	1,166	—	1,766	61,432
Brent Smith	2025	10,244	39,000	348	5,100	1,770	56,462

(a)
These amounts are for use of a company vehicle.

Cash Bonus Awards. In March 2025, in recognition of efforts related to the successful completion of the sale of the Company’s banking operations and branches in New Jersey, resulting in an after-tax gain, net of transaction costs of $8.7 million, the Board of Directors awarded discretionary cash bonuses to executive officers, including the awards to the named executive officers as set forth in the above table.

Short-Term Cash Incentive Plan. On February 27, 2025, the Company established the annual performance goals under the LINKBANCORP, Inc. Executive Incentive Plan (the “Incentive Plan”) for the 2025 plan year. Messrs. Samuel, Lundblad and Smith were participants in the Incentive Plan in 2025. The Incentive Plan is based on overall level of achievement of pre-defined performance goals. These goals and the weight applied to each goal are determined by the Compensation Committee at the beginning of each year and may change from year to year. The performance goals may be based on measures such as return on assets, return on equity, earnings per share or net income, credit quality metrics, and additional strategic objectives appropriate for the plan year. Each goal has quantifiable objectives consisting of threshold, target, and maximum levels of achievement. The award opportunities are calculated as a percentage of the participant’s base salary.

The goals are established by the Compensation Committee, with input from the Chief Executive Officer. The Incentive Plan provides that if a performance goal is satisfied as a result of inappropriate risk, that performance factor will be deemed to not have been met for purposes of quantifying payments under the Incentive Plan. The Company’s Board of Directors also has the discretion to reduce incentive payments under the Incentive Plan, on an individual or group basis, by as much as 100% if it is determined that excessive risk has been taken.

For the 2025 plan year, the Compensation Committee established goals and weightings for determining annual incentive awards payable to the eligible named executive officers for the following: Net Income (30%), Credit Quality (Non-Performing Assets/Total Assets) (20%), Deposit Growth (20%), Strategic Projects (20%) and Fee Income Growth (10%). The Net Income, Credit Quality, Deposit Growth and Fee Income Growth factors are evaluated against quantifiable threshold, target and maximum levels of achievement. The Strategic Projects factor is determined by the Board of Directors on recommendation by the Compensation Committee based on management’s achievement of the initiatives and goals outlined. The potential payout level range (as a percentage of base salary) was up to 50% to 150% for the Chief Executive Officer and up to 40% to 90% for the Company President and the Bank President.

In evaluating the level of achievement for the established objectives for 2025 the Compensation Committee and the Board of Directors noted the following performance for each of the established goals under the Incentive Plan:

•
Net Income. The Company recognized core net income for 2025 of $26.5 million, compared to $32.0 million at target, resulting in no award payable with respect to this goal since the actual result was below the threshold level of performance
•
Credit Quality. The Company’s non-performing assets represented 0.80% of total assets at December 31, 2025, compared to a target of 1.00%, resulting in awards payable at the maximum level of the performance range with respect to this goal.
•
Deposit Growth. During 2025, core deposits, excluding brokered deposits and the impact of the Branch Sale, increased $256 million, compared to $243 million at target, resulting in awards payable for this goal between the target and maximum performance range.
•
Fee Income Growth. The Company’s core non-interest income as a percentage of total revenue increased to 9.4%, compared to a target of 9.0%, resulting in awards payable at the maximum level of the performance range with respect to this goal.
•
Strategic Projects. The Board of Directors determined that the Company achieved identifiable progress in advancing certain company-wide projects of strategic significance identified at the beginning of 2025, resulting in a full award with respect to this goal.

Based on the foregoing level of achievement of the goals established by the Compensation Committee, for the 2025 plan year, the Chief Executive Officer earned a payout of 103.80% and the President and Bank President each earned a payout of 62.28% In accordance with terms of the Incentive Plan, the Compensation Committee authorized the payments to the named executive officers as set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Employment Agreements

Andrew Samuel, Carl Lundblad and Brent Smith. On October 28, 2021, the Company and LINKBANK (collectively, the “Employer”) entered into employment agreements with Andrew S. Samuel, Carl Lundblad and Brent Smith (collectively, the “Employment Agreements” or individually, the “Employment Agreement”).

For each executive, the term of the Employment Agreement is three years (two years for Messrs. Lundblad and Smith) which extends for an additional year on October 28 of each year so that the remaining term will again become three years (two years for Messrs. Lundblad and Smith) unless the Employer or the executive gives written notice to the contrary not less than ninety (90) days prior to a renewal date. In the event written notice of non-renewal is provided, the executive would have no right to receive compensation or other benefits under the Employment Agreement other than payment of the executive’s accrued benefits (as defined in the Employment Agreement), as of the date of the expiration of the Employment Agreement or until the executive voluntarily terminates employment, whichever occurs earlier. As of December 31, 2025, the current annual base salaries under the Employment Agreements with Messrs. Samuel, Lundblad and Smith are $901,250, $494,400 and $401,700 respectively. In addition to base salary, the Employment Agreements provide for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive officers.

The Employer may terminate the executive’s employment for “cause” (as defined in the Employment Agreement), in which event the executive would have no right to receive compensation or other benefits for any period after his termination of employment except for the executive’s accrued benefits. Certain events resulting in the executive’s termination of employment entitle the executive to severance benefits. If the executive’s employment is terminated by the Employer without cause or if the executive voluntarily resigns for “good reason” (as defined in the Employment Agreement), the executive would become entitled to a severance payment in the form of a cash lump sum payment equal to three times (two times for Messrs. Lundblad and Smith) the executive’s annual base salary and the average cash bonus and other cash incentive compensation earned by the executive with respect to the three calendar years immediately preceding the year of termination. In addition, the executive would become entitled to the continuation of life, disability, medical insurance and other health and welfare benefits for the earlier of three years (two years for Messrs. Lundblad and Smith) or until the executive obtains substantially similar benefits through other employment, or if the coverage cannot be provided because the executive is no longer an executive, the Employer shall reimburse the executive in an amount equal to the monthly premium paid by the executive to obtain substantially similar health and welfare benefits which reimbursement shall continue until the earlier of the expiration of three years from the date of termination of employment or until the executive obtains substantially similar benefits through other employment.

In the event of a “change in control” (as defined in the Employment Agreements) of the Employer followed within two years by the executive’s involuntary termination of employment for a reason other than for cause or upon the executive’s voluntary termination for good reason, the executive would become entitled to a severance payment in the form of a cash lump sum payment equal to three times (two times for Messrs. Lundblad and Smith) the executive’s annual base salary and the average cash bonus and other cash incentive compensation earned by the executive with respect to the three calendar years immediately preceding the year of termination. In addition, the executive would become entitled to the continuation of life, disability, medical insurance and other health and welfare benefits for the earlier of three years (two years for Messrs. Lundblad and Smith) or until the executive obtains substantially similar benefits through other employment, or if the coverage cannot be provided because the executive is no longer an executive, the Employer shall reimburse the executive in an amount equal to the monthly premium paid by the executive to obtain substantially similar health and welfare benefits which reimbursement shall continue until the earlier of the expiration of three years from the date of termination of employment or until the executive obtains substantially similar benefits through other employment. In the event that an excise tax under Sections 280G and 4999 of the Internal Revenue Code would be assessed on the payments or other benefits received under the Employment Agreement in connection with a change in control of the Employer, the executive would receive either: (1) all the payments and benefits to which the executive is entitled under the Employment Agreement, subject to the excise tax; or (2) have such payments and benefits reduced by the minimum amount necessary so that the excise tax will not apply, if such reduction would result in a greater net after-tax benefit to the executive.

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

Deferred Compensation Agreements

LINKBANK entered into deferred compensation agreements (collectively, the “Deferral Agreements”) with Carl Lundblad and Brent Smith. The purpose of the Deferral Agreements is to provide Messrs. Lundblad and Smith with retirement benefits and tax-planning opportunities, including a performance-based employer contribution.

Under the Deferral Agreements, Messrs. Lundblad and Smith may annually elect to defer the payment of a portion of their base salary and/or bonus by filing a deferral election form with the plan administrator, setting forth the amount of the deferral and its duration. Benefits under the Deferral Agreements will be paid to the executives upon termination of employment after “normal retirement age,” upon “early termination,” or upon a “disability” (as each terms are defined in the Deferral Agreements) prior to normal retirement age. Benefits will be distributed in 180 monthly installments if termination of employment occurs after normal retirement age or 120 monthly installments upon the occurrence of an early termination or disability, with the payment commencing in the month following the payment event. In addition to any deferrals, LINKBANK will make a contribution to the executive’s deferral account until the earliest of termination of employment, normal retirement age, disability or death of the executive, in an amount up to 15% of base salary based on the Company’s operating return on assets (as defined in the Deferral Agreements). The executive’s deferral account will be credited with interest at a rate equal to the crediting rate (as defined in the Deferral Agreements). In the event of a change in control (as defined in the agreements), followed within 24 months by a separation from service prior to the executive’s normal retirement age (as set forth in the agreements), the executive will receive a benefit equal to the executive’s deferral account balance and, effective as of November 1, 2025, an additional amount equal to the executive’s annual base salary as of the date of the change in control. The benefit will be paid in 180 substantially equal installments, commencing on the later of (i) the month following the date the executive attains normal retirement age or (ii) the sixty-first month following the executive’s separation from service.

Supplemental Executive Retirement Plan Agreement

On October 28, 2021, LINKBANK entered into a supplemental executive retirement plan agreement (the “Samuel SERP”) with Mr. Samuel to provide certain benefits upon retirement or other termination of employment. The Samuel SERP, as amended, provides that upon Mr. Samuel’s separation from service (as defined in the Samuel SERP) after normal retirement age (age 70), Mr. Samuel will be entitled to an annual benefit in the amount of $600,000, payable in monthly installments over a period of fifteen (15) years, commencing the month following separation from service. In the event of a separation from service prior to normal retirement age, except when such separation from service is an involuntary termination (as defined in the Samuel SERP) or termination for good reason (as defined in the Samuel SERP) occurring within two years after a change in control (as defined in the Samuel SERP) or a termination for cause (as defined in the Samuel SERP), Mr. Samuel will be entitled to a reduced benefit, payable in monthly installments over a period of fifteen (15) years, commencing the month following separation from service. If a change in control (as defined in the Samuel SERP) occurs, followed within twenty-four (24) months by an involuntary termination or termination for good reason prior to normal retirement age, the executive will be entitled to an annual benefit in the amount of $600,000, payable in monthly installments over a period of fifteen (15) years, commencing the month following separation from service.

Split Dollar Life Insurance Plan

Pursuant to a Split Dollar Life Insurance Plan, each of the participating officers of LINKBANK is entitled to certain life insurance coverage in connection with certain bank-owned life insurance purchased by LINKBANK. If a participating officer dies prior to a separation from service to LINKBANK, then such officer’s designated beneficiary shall be entitled to receive the lesser of $100,000 or the net death proceeds under the purchased policy, after subtracting the greater of the policy’s cash surrender value or the aggregate premiums paid by LINKBANK. Messrs. Samuel, Lundblad and Smith are participants in the Split Dollar Life Insurance Plan.

2019 Equity Incentive Plan

The LINKBANCORP, Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”) permitted the Company to grant stock options to its officers, employees, and directors. There were 450,000 shares of common stock authorized for issuance under the 2019 Equity Incentive Plan. The 2019 Equity Incentive Plan is administered by the members of the Company’s Compensation Committee who are “Disinterested Board Members,” as defined in the 2019 Equity Incentive Plan. Under the 2019 Equity Incentive Plan, the exercise price of stock options may not be less than the fair market value on the date the stock option is granted. As of December 31, 2025, options for 329,000 shares were outstanding at a weighted average per share exercise price of $10.01, of which 323,000 have vested. As of December 31, 2025, no shares remain available for grant under the 2019 Equity Incentive Plan.

2022 Equity Incentive Plan

The LINKBANCORP, Inc. 2022 Equity Incentive Plan (“2022 Equity Incentive Plan”) permitted the Company to grant stock options, restricted stock awards, and restricted stock units to its officers, employees, and directors. There were 475,000 shares of Company common stock were authorized for issuance pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the 2022 Equity Incentive Plan. Under the 2022 Equity Incentive Plan, the exercise price of stock options may not be less than the fair market value on the date the stock option is granted. As of December 31, 2025, options for

203,500 shares were outstanding at a weighted average per share exercise price of $7.60, of which 80,100 have vested. As of December 31, 2025, no shares remain available for grant under the 2022 Equity Incentive Plan.

2025 Equity Incentive Plan

The LINKBANCORP, Inc. 2025 Equity Incentive Plan (“2025 Equity Incentive Plan”) permits the Company to grant stock options, restricted stock awards, and restricted stock units to its officers, employees, and directors. The 2025 Equity Incentive Plan is administered by the members of the Company’s Compensation Committee who are “Disinterested Board Members,” as defined in the 2025 Equity Incentive Plan. Up to 1,100,000 shares of Company common stock were authorized for issuance pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units under the 2025 Equity Incentive Plan. For a non-employee director, the sum of the grant date fair value of equity awards granted under the 2025 Equity Incentive Plan, including stock options, restricted stock and restricted stock units may not exceed $50,000 for any calendar year. An employee may not: (i) receive a grant of more than 30,000 stock options during any calendar year, and (ii) the sum of the grant date fair value of restricted stock and restricted stock units may not exceed $500,000 for any calendar year. Under the 2025 Equity Incentive Plan, the exercise price of stock options may not be less than the fair market value on the date the stock option is granted. As of December 31, 2025, 899,600 shares remain available for grant under the 2025 Equity Incentive Plan.

2022 Employee Stock Purchase Program

The Company adopted the LINKBANCORP, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2022. The ESPP enables eligible employees to purchase common stock through payroll deductions. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 475,000 shares of common stock, subject to adjustments, may be issued under this ESPP. The Compensation Committee may limit a participant’s purchase to a specific number of shares or to a specific percentage of compensation; provided that in no event may a participant elect to purchase shares of common stock of the Company with a fair market value in excess of $25,000. As of December 31, 2025, the ESPP has been suspended in accordance with the Agreement and Plan of Merger, dated December 18, 2025, by and between Burke & Herbert Financial Services, Inc. and LINKBANCORP, Inc.

Policies and Practices Related to the Grant of Stock Options

The Compensation Committee and the Board of Directors have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding or one business after the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board of Directors do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation. The Company did not grant any stock options to its executive officers, including the named executive officers, during the year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year End

The following table shows stock options outstanding and unvested restricted stock awards for each named executive officer as of December 31, 2025.

		Option Awards				Restricted Stock Awards		Restricted Stock Units
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)(2)	Market Value of Shares That Have Not Vested ($)(3)	Number of Shares That Have Not Vested (#)(4)	Market Value of Shares That Have Not Vested ($)(5)
Andrew Samuel	10/21/2019	40,000	—	10.00	10/21/2029	—	—	—	—
	8/31/2023	—	—	—	—	9,600	$79,296	—	—
	5/23/2024	—	—	—	—	—	—	10,667	$88,109
	6/13/2025							25,000	$206,500
Carl Lundblad	6/14/2019	30,000	—	10.00	06/14/2029	—	—	—	—
	8/31/2023	—	—	—	—	6,000	$49,560	—	—
	5/23/2024	—	—	—	—	—	—	6,667	$55,069
	6/13/2025							15,000	$123,900
Brent Smith	6/14/2019	40,000	—	10.00	06/14/2029	—	—	—	—
	8/31/2023	—	—	—	—	4,800	$39,648	—	—
	5/23/2024	—	—	—	—	—	—	5,334	$44,059
	6/13/2025							10,000	$82,600

(1)
The options vested annually on each anniversary of the grant date in equal installments over 5 years.

(2)
The restricted stock awards vest annually on each anniversary of the grant date in equal installments over 5 years. Vesting may be accelerated under certain conditions or at the discretion of the Company’s Compensation Committee.
(3)
Market value is calculated on the basis of $8.26 per share, which was the closing sales price for our common stock as reported on the Nasdaq Capital Market on December 31, 2025.
(4)
The restricted stock units vest annually on each anniversary of the grant date in equal installments over 3 years. Vesting may be accelerated under certain conditions or at the discretion of the Company’s Compensation Committee.
(5)
Market value is calculated on the basis of $8.26 per share, which was the closing sales price for our common stock as reported on the Nasdaq Capital Market on December 31, 2025.

Director Compensation

The following table sets forth for the year ended December 31, 2025 certain information as to total compensation paid to non-employee directors and certain employee directors who are not Executive Officers. Messrs. Samuel and Breda did not receive any additional compensation for service on the Boards of Directors of the Company or LINKBANK.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Units ($)(1)	All Other Compensation ($)	Total ($)
Jennifer Delaye(2)	37,500	—	—	37,500
Anson Flake	30,270	20,670	—	50,940
George Parmer	34,645	20,670	—	55,315
Debra Pierson	31,875	20,670	—	52,545
Diane Poillon	30,270	20,670	—	50,940
William E. Pommerening	32,500	20,670	—	53,170
William L. Jones, III(2)	40,625	—	—	40,625
David H. Koppenhaver(2)	41,585	—	—	41,585
Joseph C. Michetti, Jr	33,395	20,670	—	54,065
Kristen Snyder	31,875	20,670	—	52,545
Steven I. Tressler(2)	38,460	—	—	38,460
Mona Albertine(2)	37,500	—	—	37,500
Michael Clarke	30,000	20,670	—	50,670
David Doane(2)	37,500	—	—	37,500
Lloyd Harrison, III(2)	37,500	—	—	37,500
John Breda(2)(3)	—	—	—	—
Kenneth Lehman	30,000	20,670	—	50,670
George Snead(2)	37,500	—	—	37,500
James Tamburro(2)	37,500	—	—	37,500
Robert Wheatley	30,000	20,670	—	50,670

(1)
In accordance with FASB ASC Topic 718, the reported amount is the grant date fair value. The assumptions used in the calculation of the amount shown is included in footnote 15 to the Company’s audited financial statements included herein. As of December 31, 2025, Directors Delaye, Flake, Parmer, Pierson, Poillon, Pommerening, Jones, Koppenhaver, Michetti, Jr., Snyder and Tressler each held 2,000 shares of restricted stock. As of December 31, 2025, Directors Delaye, Flake, Parmer, Pierson, Poillon and Pommerening each held options to purchase 5,000 shares.
(2)
Term as a director ended on May 22, 2025. Upon the cessation of service from the Board of Directors, Directors Koppenhaver and Jones, III received a one-time payment of $32,500. Directors Delaye, Tressler, Albertine, Doane, Harrison, III, Snead, and Tamburro received a one-time payment of $30,000. Director Breda did not recieve any payment upon his departure from the Board of Directors.
(3)
Mr. Breda did not receive separate compensation for his service as a director but does receive compensation as an employee pursuant to his employment agreement with the Company and LINKBANK, effective November 30, 2023, which for the year ended December 31, 2025 included a base salary of $370,665and a bonus of $91,940.

Director Fees

Non-employee directors who attend at least 75% of all regular board and committee meetings are entitled to receive an annual cash retainer of $30,000; Chairs of the Compensation, Risk, Nominating and Corporate Governance and Audit Committees are entitled to an additional $2,500 annual cash retainer. Mr. Michetti, as Chair of the Company’s Board of Directors, receives an additional $5,000 annual cash retainer. These cash fees are paid quarterly.

Directors Deferred Compensation Agreements

Director Michetti is party to a deferred compensation agreement with LINKBANK wherein the director may elect to defer a percentage of fees and compensation received and such deferral will accrue interest equal to one hundred fifty percent (150%) of the average one-year Treasury instrument for the plan year. The participant is always 100% vested in the amount he defers. The director is entitled to receive a distribution from the director’s deferred account upon death, termination of service or reaching age sixty-five, in the manner elected in a previously executed election form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 5, 2026, the shares of common stock beneficially owned by the Company’s directors and named executive officers, individually and by all directors, named executive officers and other executive officers as a group, and by each person who was known to the Company as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of the Company’s directors and executive officers is 1250 Camp Hill Bypass, Suite 202, Camp Hill, PA 17011.

Name of Beneficial Owner	Number of Shares Owned		Options and Warrants Exercisable within 60 Days		Total Beneficial Ownership of Common Stock(1)		Percentage of Shares Outstanding(2)
AllianceBernstein L.P. 501 Commerce Street Nashville, Tennessee 37203	1,980,527	(3)	—		1,980,527	(3)	5.29%
Andrew Samuel	29,143	(4)	955,140	(5)	984,283		2.63%
Brent Smith	75,532	(6)	280,000	(7)	355,532		*
Carl Lundblad	76,711	(8)	90,000	(9)	166,711		*
Michael W. Clarke	250,239	(10)	—		250,239		*

Anson Flake	104,027	(11)	5,000	(15)	109,027		*
Kenneth R. Lehman	8,725,269		—		8,725,269		23.29%
George Parmer	1,870,899	(12)	5,000	(16)	1,875,899		5.01%
Debra Pierson	53,701	(13)	5,000	(16)	58,701		*
Diane Poillon	9,951	(14)	5,000	(16)	14,951		*
William E. Pommerening	65,058	(15)	5,000	(16)	70,058		*
							%
Joseph C. Michetti, Jr.	112,481	(17)	—		112,481		*
Kristen Snyder	58,024	(18)	—		58,024		*
Robert C. Wheatley	18,071		—		18,071		*
All directors, named executive officers and other executive officers as a group (17 persons)	11,518,950	(26)	1,429,844	(27)	12,948,794		34.56%

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
(2)
Calculated based on 37,466,883 shares outstanding at February 27, 2026, and adding the number of shares of common stock underlying options and warrants that such shareholder is considered to beneficially own.
(3)
This information is based solely upon information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 15, 2026 reporting sole voting and dispositive power over 1,980,527 shares by AllianceBernstein L.P.
(4)
Includes 610 shares held in a joint account with Mr. Samuel’s spouse, and 9,600 shares of unvested restricted stock. Also includes 6,060 shares held in Mr. Samuel’s daughter’s IRA account. Mr. Samuel shares the same household as his daughter. Mr. Samuel disclaims beneficial ownership of the shares held by his daughter.
(5)
Includes 907,240 shares which Mr. Samuel is entitled to purchase pursuant to warrants granted to founders of the Company based on their initial investment in the Company. Also includes 7,900 options exercisable within 60 days of March 5, 2026 owned by Mr. Samuel’s daughter. Mr. Samuel shares the same household as his daughter.

(6)
Includes 35,000 shares held in Mr. Smith’s IRA account, 27,857 shares held in a joint account with Mr. Smith’s spouse, and 4,800 shares of unvested restricted stock.
(7)
Includes 240,000 shares which Mr. Smith is entitled to purchase pursuant to warrants granted to founders of the Company based on their initial investment in the Company, and 40,000 options exercisable within 60 days of March 5, 2026.
(8)
Includes 12,671 shares held in Mr. Lundblad’s IRA, 47,836 shares held in a joint account with Mr. Lundblad’s spouse, 6,000 shares of unvested restricted stock.
(9)
Includes 60,000 shares which Mr. Lundblad is entitled to purchase pursuant to warrants granted to founders of the Company based on their initial investment in the Company, and 30,000 options exercisable within 60 days of March 5, 2026.
(10)
Includes 187,500 shares held in Mr. Clarke’s IRA account.
(11)
Includes 62,820 shares held in a joint account with Mr. Flake’s spouse, and1,200 shares of unvested restricted stock.
(12)
Includes 40,363 shares held by Mr. Parmer’s spouse, 10,926 shares held in a limited partnership in which Mr. Parmer is the general partner, 563,722 shares held in various related family trusts, 1,061,538 shares held by various companies Mr. Parmer has a related interest in. Mr. Parmer disclaims beneficial ownership of the shares held in family trusts. Also includes 1,200 shares of unvested restricted stock.
(13)
Includes 24,992 shares held in Ms. Pierson’s IRA account, 22,857 shares held individually by her spouse, and1,200 shares of unvested restricted stock.
(14)
Includes 1,200 shares of unvested restricted stock.
(15)
Includes 55,000 shares held in Mr. Pommerening’s SEP IRA account, and 1,200 shares of unvested restricted stock.
(16)
All are options exercisable within 60 days of March 5, 2026.
(17)
Includes 32,358 shares held in a joint account with Mr. Michetti’s spouse, 591 shares held individually by his spouse. Also includes 59,269 shares in Mr. Michetti’s IRA, and 1,200 shares of unvested restricted stock.
(18)
Includes 54,796 shares held in a joint account with Ms. Snyder’s spouse, and 1,200 shares of unvested restricted stock.
(19)
Includes 56,747 shares which other executive officers own, including 9,600 shares of unvested restricted stock.
(20)
Includes 38,704 shares which other executive officers are entitled to purchase pursuant to warrants granted to founders of the Company based on their initial investment in the Company, and 41,000 options exercisable within 60 days of March 5, 2026.

Warrants

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

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan	329,000	$10.19	—
2022 Equity Incentive Plan	323,987	$4.78	—
2025 Equity Incentive Plan	200,400	$—	899,600
Equity compensation plans not approved by security holders	—	$—	—
Total	853,387	$5.74	899,600

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Certain Related Persons

Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as the Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2025, all of the Bank’s loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at December 31, 2025, and were made in compliance with federal banking regulations.

On September 30, 2020, the Company completed a $20.0 million private placement of Fixed-to-Floating Rate Subordinated Notes due 2030. The notes have a maturity date of October 1, 2030 and will initially bear interest at a fixed rate of 5.0% until October 1, 2025. From October 1, 2025 to the stated maturity date or early redemption date, the interest rate will reset semi-annually to an annual floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 475 basis points, but no less than 5.0%. The investors in the notes included Derry Management, Inc., which purchased $2 million in principal amount of the notes, and Residential Warranty Company LLC, which purchased $17 million in principal amount of the notes. George Parmer, a director of the Company, is the President and owner of each of the foregoing entities.

On April 8, 2022, the Company completed a $20.0 million private placement of Fixed-to-Floating Rate Subordinated Notes due 2032. The notes have a maturity date of April 15, 2032 and will initially bear interest at a fixed rate of 4.5% up to but excluding April 15, 2027. From and including April 15, 2027 to the stated maturity date or early redemption date, the interest rate will reset quarterly to a floating rate equal to the then-current three-month term Secured Overnight Financing Rate (SOFR) plus a spread of 203 basis points. The investors in the notes included Residential Warranty Company LLC, which purchased $7 million in principal amount of the notes. George Parmer, a director of the Company, is the President and owner of Residential Warranty Company LLC.

Other than the loans and the transactions described above, the Company and the Bank have not entered into any transactions since January 1, 2024 in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.

Pursuant to the Company’s Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with directors, executive officers, and their family members, for the purpose of determining whether the transactions are within the policies and should be ratified and approved.

Board Independence

Based on information provided by each director concerning his or her background, employment and affiliations, the Company believes that all of the directors other than Mr. Samuel are “independent” directors as defined in the Nasdaq Listing Rules. Mr. Samuel, who serves as the Company’s Chief Executive Officer, is an executive officer and therefore is not considered to be independent. In evaluating the independence of the Company’s independent directors, the Board considered, in addition to the transactions reported under “Transactions with Certain Related Persons” above, the Bank’s purchase of propane supplies purchased from a company in which Ms. Snyder has a controlling interest.

Item 14. Principal Accounting Fees and Services.

The independent registered public accounting firm for the years ended December 31, 2025 and 2024 was S.R. Snodgrass, P.C.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by S.R. Snodgrass, P.C. during the years ended December 31, 2025 and 2025, respectively.

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees	$466,899	$297,446
Audit-Related Fees	$—	$—
Tax Fees	$21,746	$25,756
All Other Fees	$—	$—

Audit Fees. During the years ended December 31, 2025 and 2024, the aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual consolidated financial statements, the reviews of financial statements included in the Company’s Form S-4 filed with the Securities and Exchange Commission, and consents associated with the Form S-3, Form S-4, Form S-8 and related amendments, and for limited review of quarterly consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission and services that are normally provided in connection with the Company’s engagement, were $466,899 and $297,446, respectively.

Audit Related Fees. There were no audit related fees billed during the years ended December 31, 2025 and 2024, respectively.

Tax Fees. The aggregate fees billed to the Company for professional services rendered for tax preparation, tax consultation and tax compliance were $21,746 and $25,756 during the years ended December 31, 2025 and 2024, respectively.

All Other Fees. There were no other fees billed during the years ended December 31, 2025 and 2024, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered and services performed in connection with the Company’s merger with Partners Bancorp, as contemplated in the Partners Merger Agreement was compatible with maintaining the independence of S.R. Snodgrass, P.C. The Audit Committee concluded that performing such services did not affect the independence of S.R. Snodgrass, P.C. in performing its function as the Company’s independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All fees described above were approved as part of the Company’s engagement of S.R. Snodgrass, P.C.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets at December 31, 2025 and 2024

(C) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024

(E) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025 and 2024

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

(G) Notes to the Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None.

(a) (3)

Exhibit Number	Description

2.1

Branch Purchase and Assumption Agreement by and between American Heritage Federal Credit Union and LINKBANK, dated May 9, 2024, incorporated by reference to Exhibit 10.1 to form 10-Q, filed August 12, 2024

2.2

Agreement and Plan of Merger, dated as of December 18, 2025, by and between Burke & Herbert Financial Services Corp. and LINKBANCORP, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K, filed December 18, 2025

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form S-4 Registration Statement, filed May 7, 2021

3.2	Amendment to Articles of Incorporation, dated November 20, 2023, incorporated by reference to Exhibit 3.2 to Form 10-K filed March 31, 2025

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 to Form 10-Q, filed August 8, 2025

4.1	Specimen stock certificate, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement, filed May 6, 2021

4.2.	LINKBANCORP, Inc. 5.00% Fixed to Floating Rate Subordinated Note Due October 1, 2030, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement, filed May 7, 2021

4.3	Form of Warrant, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement, filed May 7, 2021

4.4	Form of 4.50% Fixed to Floating Rate Subordinated Note due 2032 of LINKBANCORP, Inc., incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 11, 2022

4.5	Description of Common Stock incorporated by reference to Exhibit 4.5 to the Form 10-K filed on March 30, 2023

10.1*	LINKBANCORP 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form S-4 Registration Statement, filed May 7, 2021

10.2*	Form of Incentive Stock Option (ISO) Agreement, incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, filed May 7, 2021

10.3*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 to Form S-4 Registration Statement, filed May 7, 2021

10.4*	Form of Amendment to the Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on February 22, 2023

10.5*	Form of Waiver of Accelerated Vesting Upon Change in Control, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on February 22, 2023

10.6*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on February 22, 2023

10.7*	LINKBANK Split Dollar Life Insurance Plan, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to Form S-4 Registration Statement, filed May 7, 2021

10.8*	[Reserved]

10.9*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 3, 2021

10.10*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 3, 2021

10.11*	Employment Agreement between LINKBANCORP, Inc., The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 3, 2021

10.12*	Change in Control Agreement between LINKBANCORP, Inc., The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.4 to Form 8-K filed November 3, 2021

10.13*	Supplemental Executive Retirement Plan Agreement between The Gratz Bank and Andrew S. Samuel dated October 28, 2021, incorporated by reference to Exhibit 10.5 to Form 8-K filed November 3, 2021

10.14*	Deferred Compensation Agreement between The Gratz Bank and Carl Lundblad dated October 28, 2021, incorporated by reference to Exhibit 10.6 to Form 8-K filed November 3, 2021

10.15*	Deferred Compensation Agreement between The Gratz Bank and Kristofer Paul dated October 28, 2021, incorporated by reference to Exhibit 10.7 to Form 8-K filed November 3, 2021

10.16*	Deferred Compensation Agreement between The Gratz Bank and Brent Smith dated October 28, 2021, incorporated by reference to Exhibit 10.8 to Form 8-K filed November 3, 2021

10.17*	LINKBANCORP, Inc. Executive Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2022

10.18*	First Amendment to Deferred Compensation Agreement between LINKBANK and Carl Lundblad, dated October 24, 2024, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2024.

10.19*	First Amendment to Deferred Compensation Agreement between LINKBANK and Brent Smith, dated October 24, 2024, incorporated by reference to Exhibit 10.2 to Form 8-K filed October 28, 2024.

10.20*	Director Deferred Compensation Agreement with David H. Koppenhaver, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 31, 2022

10.21*	[Reserved]

10.22*	[Reserved]

10.23*	Director Deferred Compensation Agreement with Joseph Michetti, Jr., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2022

10.24*	[Reserved]

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

10.30*	Amendment to the Supplemental Retirement Plan Agreement for Andrew Samuel, effective as of December 1, 2023, incorporated by reference to Exhibit 10.3 to Form 8-K filed December 1, 2023

10.31	Form of Time-Based Restricted Stock Award Agreement

10.32	Form of Time-Based Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement, filed June 12, 2025

10.33	Form of 6.875% Fixed Rate Subordinated Note Due April 1, 2028 of Delmar Bancorp

10.34	Form of 6% Fixed to Floating Rate Subordinated Note Due July 1, 2030 of Delmar Bancorp

14.1	Code of Ethics for Senior Officers, incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2023

19	Inside Information and Insider Trading Policy, incorporated by reference to Exhibit 19 to Form 10-K, filed March 31, 2025

21.1	Subsidiaries of LINKBANCORP, Inc.

23.1	Consent of Snodgrass P.C.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Section 1350 Certification

97	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97 to Form 10-K, filed March 31, 2025

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

* Indicates a management or compensatory plan.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2026.

LINKBANCORP, INC.

By:	/s/ Andrew Samuel
Andrew Samuel
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Samuel	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2026
Andrew Samuel

/s/ Kristofer Paul	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Kristofer Paul

/s/ Michael Clarke	Director	March 12, 2026
Michael Clarke

/s/ Anson Flake	Director	March 12, 2026
Anson Flake

/s/ Kenneth Lehman	Director	March 12, 2026
Kenneth Lehman

/s/ Joseph C. Michetti, Jr.	Director	March 12, 2026
Joseph C. Michetti, Jr.

/s/ George Parmer	Chairman and Director	March 12, 2026
George Parmer

/s/ Debra Pierson	Director	March 12, 2026
Debra Pierson

/s/ Diane Poillon	Director	March 12, 2026
Diane Poillon

/s/ William Pommerening	Director	March 12, 2026
William Pommerening

/s/ Kristen Snyder	Director	March 12, 2026
Kristen Snyder

/s/ Robert Wheatley	Director	March 12, 2026
Robert Wheatley